Form 10-K
period 1996-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 1997-04-02
CIK 205462

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 1996       Commission file Number 0-7376

Hynes & Howes Insurance Counselors, Inc.
       (Exact name of registrant as specified in its' charter)


              Iowa                                  42-0948341
(State or other jurisdiction          I.R.S. Employer Identification No.
of incorporation or organization)


2920 Harrison St., Davenport, Iowa  52803
(Address of principal                 (Zip Code)
 executive office)

Registrant's telephone number, including area code     (319) 326-6401

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                 Name of each exchange on which registered

None                                None-filing pursuant to Section 12 (g)

Securities registered pursuant to Section 12 (g) of the Act:


                   Common Stock, No Par Value
                         (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for at least the past ninety (90) days.
Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

11,222,699