Form 10-Q
period 1997-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 1997-05-19
CIK 205462

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED  March 31, 1997   Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



        2920 Harrison St., Davenport, Iowa          52803

        (Address of principal executive offices)  (Zip Code)




     Registrant's telephone number, including area code    (319) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for
at least the past 90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,226,699