Form 10-Q
period 1997-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 1997-08-14
CIK 205462

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED  June 30, 1997   Commission file number   0-7376



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