Form 10-K
period 1999-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2000-01-04
CIK 205462

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 1999       Commission file Number 0-7376

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