Form 10-Q
period 1999-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2000-02-17
CIK 205462

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED  December 31, 1999   Commission file number   0-7376



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