Form 10-Q
period 2000-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2000-10-11
CIK 205462

QUARTERLY REPORT FOR 06/00

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2000        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/00

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2000



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2000 increased $5,422 as compared to the nine month period ended June 30, 1999.

          Interest income decreased $7,523 and other income increased $1,105. Legal and accounting fees increased $9,371.

          The income from operations for the three months ended June 30, 2000 is $532 less than for the preceding three months ended March 31, 2000. Interest income decreased $2,154.

                                    EX-99.2
                          OTHER INFORMATION FOR 06/00

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/00

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/00

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Cindy S. Kepford, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Cindy S. Kepford, Director


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/00

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2000 and 1999
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2000        1999          2000        1999

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $      673  $  (1,992)    $    3,430  $    (855)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/00

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2000 and 1999
                                  (Unaudited)

                                                           June 30,
                                                   2000              1999
Assets
Current Assets:
  Cash in Bank                              $    14,261       $    45,605
  Other Current Assets                           35,095            10,111
    Total Current Assets                    $    49,356       $    55,716

Investments:
  Investment in Affiliated Company          $     2,877       $     2,720
  Contracts Receivable-Real Estate              684,031           522,364
  Real Estate on Hand                                 0           102,883
  Equipment                                       6,888                 0
    Total Investments                       $   693,796       $   627,967

      Total Assets                          $   743,152       $   683,683

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     9,786       $     7,664
Contracts Payable                                 3,889                 0
    Total Current Liabilities               $    13,675       $     7,664
Long Term Liabilities:
Contracts Payable                           $    13,729       $         0
    Total Long Term Liabilities             $    13,729       $         0
      Total Liabilities                     $    27,404       $     7,664

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,031,865)       (3,071,594)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   715,748       $   676,019

    Total Liabilities and Stockholders'
      Equity                                $   743,152       $   683,683

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/00

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2000 and 1999
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2000 and 1999, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2000      1999             2000      1999

Operating Income:
  Interest                  $19,053   $13,984          $61,116   $53,593
  Other Income                  777     1,303            3,618     2,513

    Total Operating Income  $19,830   $15,287          $64,734   $56,106

Operating Expenses:
  Management Fees            12,000     9,750           33,750    29,250
  Legal and Audit               471       634           12,353     2,982
  Other Operating Expenses  $ 6,686   $ 6,895          $15,201   $24,729

    Total Operating Expenses$19,157   $17,279          $61,304   $56,961

Income (Loss) from Operations   673   (1,992)            3,430     (855)
  Provision for Income Taxes$     0   $     0          $     0   $     0

Net Income (Loss)           $   673  $(1,992)         $  3,430  $  (855)

Earnings Per Common Share   $     0   $     0          $     0   $     0

Dividends per Common Share  $     0   $     0          $     0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/00

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2000 and 1999
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2000              1999
Cash Flows from Operating Activities:
  Interest Received                         $  61,116         $  53,593
  Other Income Received                         3,618             2,513
  Legal, Audit and Management Fees Paid       (46,103)          (32,232)
  Cash Paid to Suppliers for
    Operating Expenses                        (13,823)          (24,729)

  Net Cash Provided (Used)
    by Operating Activities                 $   4,808         $    (855)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                 177,617           117,244
  Purchase and Sale of Real Estate (net)     (153,954)         (102,882)
  Purchase of Note Receivable                  15,000                 0
  Buyers Escrow Received (Paid)                 2,318               (24)
  Tax Certificates Collected (Purchased)       (6,260)           (2,061)
  Principal Paid on Contract Payable           (1,231)                0

    Net Cash Provided (Used)
      by Investing Activities               $   3,490         $  12,277

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $   8,298         $  11,422
Cash & Cash Equivalents at
  Beginning of Period                       $   5,963         $  34,183

Cash and Cash Equivalents at End of Period  $  14,261         $  45,605

                                     EX-27
                            ART. 5 FDS FOR 06/30/00

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2000
PERIOD-END                                    JUN-30-2000
CASH                                               14,261
SECURITIES                                          2,877
RECEIVABLES                                       684,031
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                     35,095
PP&E                                                9,184
DEPRECIATION                                        2,296
TOTAL-ASSETS                                      743,152
CURRENT-LIABILITIES                                13,675
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        743,152
SALES                                                   0
TOTAL-REVENUES                                     64,734
CGS                                                     0
TOTAL-COSTS                                        61,304
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                       3,430
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                          3,430
EPS-PRIMARY                                             0
EPS-DILUTED                                             0