Form 10-K
period 2000-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2000-12-21
CIK 205462

FORM 10-K FOR 9/30/00

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2000       Commission file Number 0-7376

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

11,222,699



Item 1.  Business

(a) Hynes & Howes Insurance Counselors, Inc. (hereafter the "Registrant) was an independent insurance agency handling principally all types of casualty, fire and surety insurance. Registrant was organized as a corporation under the laws of the State of Iowa on June 28, 1969, as Hynes & Howes Insurance Company. Because it became apparent this name created confusion as to the business of Registrant, an amendment to the Articles of the Incorporation was filed on November 17, 1970, with the Secretary of the State of Iowa changing the name to Hynes & Howes Insurance Counselors, Inc. This action was ratified by the stockholders at a meeting February 5, 1971.

         At the annual stockholders meetings for 1973, 1974, 1975, 1976, 1977, 1978, and 1979, a proposal was made to amend the Articles of Incorporation to change the name of the registrant from Hynes & Howes Insurance Counselors, Inc., to the United Insurance Counselors Corporation. The Iowa Business Corporation Act requires an affirmative vote of the majority of the outstanding shares of the corporation to effectuate such amendment. Although a quorum was present at each of these annual meetings, fifty per cent (50%) required to change the Articles of Incorporation were not represented, and the proposal could not be acted upon.

(b) The general insurance agency and brokerage business was highly competitive. Registrant competed locally and regionally with many direct-line writers of fire, casualty and surety insurance who were much larger than Registrant in all respects including premium volume, capital and personnel employed. Registrant was also in competition with thousands of independent insurance agencies, some of whom had higher premium volume and more employees than Registrant. Registrant was not a significant factor in the total volume of general insurance business.

         Registrant has sold Davenport agency to Ralph Parry Insurance Agency Ltd. in January 1981.

         (At the present time, the Registrant does not have any plans to acquire any insurance agencies.)

         At fiscal year end, Registrant, in its business has no employees. The Trustee of the Frank B. Howes Trust which holds 36.5% of the outstanding common stock, Janice Howes died in July 1983, and John Howes became Trustee of the Frank B. Howes Trust.

         During the fiscal year ending September 30, 1980, the Viking Agency and the Hansen and Hansen, Inc. general insurance agencies, were sold on contract to R.A.P. Enterprises, Inc., Ralph A. Parry, former president of Registrant and the former manager of the Davenport agency owned by Registrant is the owner of R.A.P. Enterprises, Inc.

         During the fiscal year ending September 30, 1981, the Davenport agencies were sold to Ralph A. Parry Insurance Agency, Ltd., as of January 1, 1981. Also owned by Ralph A. Parry.

         The intention at this time is to continue to loan on and invest in real estate properties and equities.

(c)      Line of Business

         The Registrant has not engaged in more than one line of business which meets the requisites of item 1 (c) (A), (B) or (C) for business with sales and revenues which do not exceed $50,000.00.

         Registrant and its subsidiaries are not engaged in material operations in foreign countries, nor does Registrant or its subsidiaries have a material portion of sales or revenues derived from customers in foreign countries.



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/00


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $12,450 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2000 are nineteen real estate contracts receivable.

Results of Operations

        The income from operations for the year ended September 30, 2000 decreased $22,577 compared to the year ended September 30, 1999.

        Total revenue decreased $1,675. This was primarily due to an decrease in profit on sale of real estate contracts.

        Operating expenses increased $20,802. The increase resulted from the following:

        Rent increased $6,900. The montly rent increased from 600 per month to $1,350 per month effictive January 1, 2000.

        Management fees increased $6,750 due to an increase in the montly fee from $3,250 to $4,000 effective January 1, 2000.

        Other operating expenses increased $7,152.


Item 3.  Properties

         The Registrant has its offices at 2920 Harrison Street, Davenport, Iowa. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $1350 dollars.

         Registrant feels this office space is of adequate size and capacity to handle the business of Registrant and its anticipated growth for foreseeable future needs.


Item 4.  Parents and Subsidiaries of the Registrant

         The Frank B. Howes Trust, which holds 36.5 per cent of the Registrant's outstanding common stock, is the parent of the Registrant. This percentage includes 3,000,000 shares which is held in escrow by the Insurance Department of Iowa. The escrow arrangement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of Registrant's new stock issue of April 1971. Under the terms of this arrangement, those shares could not be sold for a period of five (5) years or until Registrant attained certain profitable operating goals for three (3) consecutive years. The escrow arrangement also required that should Registrant dissolve during this period, the shares held in escrow will not participate in the assets of Registrant legally available for distribution until after there has been paid or irrevocable set aside for all other shares an amount equal to the other shares at the per offering price of $1.25, adjusted for stock splits and stock dividends. As of April 6, 1976, five (5) years elapsed.

         The Insurance Department of Iowa, Securities Division has indicated that under the terms of the Escrow Agreement the approval of the Commissioner of Insurance was required. The Insurance Department, reviewing the condition of the Registrant, did conclude that the requisite approval of the Commissioner would not be forthcoming at that time, and furthermore, that the Insurance Department will act as escrow agent for the shares of the Frank B. Howes Trust.

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,600 shares of Registrant's stock outstanding on September 30, 2000.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2000, is indicated in the following table:


           (2)                                   (2)
     TITLE OF CLASS                 NUMBER OF RECORD HOLDERS

     Common Stock,                       Approximately 4,774
     no par value


Item 10. Submission of Matters to a Vote of Security Holders

         On February 3, 1986, Harold L. Luebken was elected a member of the Board of Directors and to the office of President.

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 1999, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Cindy Kepford   34      President       April 2000      Next Annual
                                                        Shareholders'
                                                        Meeting

Kendra Jeffries 31      Secretary       February 1997   Next Annual
                                                        Shareholders'
                                                        Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which he was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Cindy Kepford has been involved in the real estate business for the past five (5) years. She has been actively involved in property management during that period.

          2. Kendra Jeffries has worked for five (5) years for a real estate investment property company, buying and selling real estate for the company.

Item 12.  Indemnification of Directors and Officers

         Provisions regarding indemnification of directors and officers of Registrant, pursuant to Chapter 496A of the Iowa Code of 1973, were detailed in Item 17 --Indemnification of Directors and Officers, pages 59--63 of Registrant's Form 10 filed with the Securities and Exchange Commission August 23, 1973.

Item 13.  Financial Statements and Exhibits Filed

     (a) Financial Statements and audited financial statements are herewith included.

          Exhibits

          None

     (b)  Reports on Form 8-K

          1. Registrants filed a Form 8 Amendment to the Form 10-K filed December, 1991.

          2. Registrants filed a Form 8 Amendment to the Form 10-K filed December, 1993, on April 04, 1993, reporting on February 17, 1994 Brigitta Anderson had resigned from the Board of Directors.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
                                          Cindy Kepford, President



                                       This corporation has no treasurer.



 Dated                                 By:
                                          Kendra Jeffries, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10
September 30, 2000



                                                   September 30,
                             2000       1999       1998       1997       1996
1.  Net Operating
       Revenues           $102,944  $ 104,619  $  82,380  $ 116,385  $ 172,045

2. Income (Loss) from
      Operations          $ 12,710  $  35,287  $  16,640  $   3,554  $  15,397
   Per Share Earnings
      (Loss)                   .00  $     .00  $    .00   $     .00  $     .00

3. Working Capital        $ 60,557  $   2,844  $  34,545  $  10,099  $ (18,162)

4. Total Assets           $756,621  $ 731,356  $ 684,561  $ 667,979  $1,697,069

5. Long Term Obligations
    Mortgage Payable      $ 12,947  $     .00  $    .00   $     .00  $  991,555
    Commission Payable         .00        .00       .00         .00         .00

6. Cash Dividends per
     Common Share              .00  $     .00  $    .00   $     .00  $      .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

We have audited the balance sheet of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2000 and 1999, and the related statements of income, retained earnings, paid-in-capital, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
The financial statements of Hynes & Howes Insurance Counselors, Inc. as of September 30, 1998, were audited by other auditors who have ceased operation and whose report dated December 18, 1998, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 13 to the financial statements, the company has restated its September 30, 1998 financial statements during the current year to reflect income from installment sales contracts, in conformity with generally accepted accounting principles. The other auditors reported on the September 30, 1998 financial statements before the restatement.

In our opinion, the September 30, 2000 financial statements referred to above present fairly, in all material respects, the financial position of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





                                 Shapley, Shapley & Moorhead, P.C.
                                 Certified Public Accountants

Davenport, Iowa
December 7, 2000


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2000 and 1999



                                                           September 30,
          Assets                                        2000            1999
Current Assets:
   Cash in Bank                                  $    48,701     $     5,963
   Other Current Assets (Note 4)                      23,008           8,425

      Total Current Assets                       $    71,709     $    14,388

Other Assets:
   Investments in Affiliated Company (Note 2)    $     2,850     $     2,877
   Real Estate Contracts Receivable (Note 5)         675,633         680,481
   Real Estate On Hand (Note 6)                          .00          25,344
   Equipment (Note 7)                                  6,429           8,266

      Total Other Assets                         $   684,912     $   716,968

      Total Assets                               $   756,621     $   731,356


Notes to Financial Statements are an integral part of these statements.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2000 and 1999


                                                            September 30,
        Liabilities & Stockholders' Equity           2000          1999
Current Liabilities:
   Buyers Escrow                                 $    7,439   $     7,468
   Accounts Payable                                     .00         4,076
   Contracts Payable                             $    3,713   $       .00

      Total Current Liabilities                  $   11,152   $    11,544
Long Term Liabilities:
   Contracts Payable                             $   12,947   $       .00

      Total Liabilities                          $   24,099   $    11,544


Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                                     $3,780,765   $ 3,780,765
   Paid in Capital                                      100           100
   Retained Earnings (Deficit)                   (3,015,091)   (3,027,801)
   Treasury Stock, at Cost                          (33,252)      (33,252)

      Total Stockholders' Equity                 $  732,522   $   719,812

      Total Liabilities and Stockholders' Equity $  756,621   $   731,356


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2000, 1999 and 1998


                                              Year Ended September 30,
                                        2000            1999            1998

Balance at Beginning of Year    $ (3,027,801)   $ (3,070,740)   $ (3,087,380)

Income (Loss) for the Year            12,710          35,287          16,640

Increase in carrying value
  of affiliate                             0             157               0

Unrealized gains in installment
  sales contracts from prior
  years (Note 12)                          0           7,495               0

Balance at End of Year          $ (3,015,091)   $ (3,027,801)   $ (3,070,740)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2000, 1999 and 1998

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2000, 1999 and 1998



                                            Year Ended September 30,
                                       2000            1999            1998
Operating Income:
   Interest Income                $  81,804       $  72,714       $  81,008
   Other Income                      21,140          31,905           1,372
      Total Operating Income        102,944       $ 104,619       $  82,380

Operating Expenses:
   Interest Expense               $     860       $       0       $       0
   Legal and Audit Fees              12,460           8,519           2,556
   Management Fees (Note 3)          45,750          39,000          39,000
   Repairs and Maintenance           11,197           9,015          12,244
   Other Operating Expenses          19,867          12,798          11,940
      Total Operating Expenses    $  90,184       $  69,332       $  65,740

Income From Operations            $  12,710       $  35,287       $  16,640

Other Income (Expenses):
   Gain on Repossessions          $       0       $       0       $       0
   Loss on Sale of Real Estate            0               0               0
   Total Other Income (Expenses)  $       0       $       0       $       0

Income (Loss) Before Income Taxes $  12,710       $  35,287       $  16,640
   Provision for Income Taxes
   (Note 13)                              0               0               0
      Net Income (Loss)           $  12,710       $  35,287       $  16,640

Earnings (Loss) Per Common Share
   (Note 8)                       $     .00       $     .00       $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2000, 1999 and 1998
                 Increase (Decrease) in Cash and Cash Equivalent


                                                 Year Ended September 30,
                                          2000            1999            1998
Cash Flow from Operating Activities:
   Interest Received                 $  81,804       $  72,714       $  81,008
   Miscellaneous Income Received         5,366           1,391           1,372
   Interest Paid                          (960)              0               0
   Legal, Audit and Management
     Fees Paid                         (58,960)        (50,769)        (41,556)
   Repairs and Maintenance Paid        (14,687)         (4,939)        (12,244)
   Cash Paid to Suppliers for
      Operating Expenses               (18,589)        (11,880)        (11,940)

      Net Cash Provided by (used)
        Operating Activities         $  (6,026)      $   6,517       $  16,640

Cash Flows from Investing Activities:
   Principal Collected on
     Real Estate Contracts           $ 186,992       $ 368,673       $   5,561
   Purchase of Real Estate Contracts   (94,298)       (367,426)        (31,848)
   Sale (Purchase) of Real Estate            0               0          31,848
   Buyers Escrow Collected (Paid)          (29)           (219)            442
   Purchase of Real Estate
     Contracts Receivable              (36,521)              0               0
   (Purchase) Redeem Tax Certificates   (5,190)         (1,237)          1,365
   Acquisition of Equipment                  0          (9,184)              0
   Purchase of Real Estate                   0         (25,344)           (500)

      Net Cash Provided (Used) by
         Investing Activities        $  50,954       $ (34,737)      $   6,868

Cash Flows from Financing Activities:
   Proceeds (Payments) from Loans    $  (2,190)      $       0       $       0

      Net Cash Provided (Used) by
         Financing Activities        $  (2,190)      $       0       $       0

   Net Increase (Decrease) in Cash and
      Cash Equivalents               $  42,738       $ (28,220)      $  23,508
Cash and Cash Equivalents at Beginning
   of Year                               5,963          34,183          10,675

Cash and Cash Equivalents at
   End of Year                       $  48,701       $   5,963       $  34,183


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2000, 1999 and 1998
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                                 Year Ended September 30,
                                          2000            1999            1998

Net Income (Loss)                    $ 12,710        $  35,287       $  16,640
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
   Decrease in investment in affiliate     27                0               0
   Loss (Gain) on Sale of Real Estate (15,774)         (30,514)              0
   Depreciation                         1,837              918               0
   Increase in Prepaid Expense           (750)          (3,250)              0
   Increase in Accounts Payable         (4076)           4,076               0

         Total Adjustments           $(18,736)       $ (28,770)      $       0

Net Cash Provided (Used) by Operating
   Activities                        $ (6,026)       $   6,517       $  16,640


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2000 and 1999



Note 1 - Summary of Significant Accounting Policies

         Nature of operations: The Company invests in real estate, primarily single family residences, which it then resells on contract. The Company operates exclusively in the Quad City metropolitan area of Eastern Iowa and Western Illinois. The Company has a concentration of credit risk, in that all of its creditors live and work in the Quad City area.

         Accounting Policies: The books and records of the Company are maintained on the accrual basis of accounting. The Company uses the equity method of accounting for investments in affiliated companies. Investments in contracts receivable are stated at the collectible balance. All gains and losses are recognized in the year of sale. Earnings per share are computed on the basis of weighted average number of common shares outstanding. Cash and cash equivalents are considered to be any investment with maturity of three months or less.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Other significant accounting policies are detailed in other Notes to Financial Statements.

Note 2 - Investment in Affiliated Company

         Investment at September 30, 2000 and 1999 consisted of a 3% ownership of Triton Investments, Ltd common stock. Cost of the stock was $1,700. The Company uses the equity method of accounting for investment in affiliated company, although the investment is below the 20% level of ownership. The level of control exercised by common officers and directors warrant this adoption. These values may be substantially affected by the operations of the affiliated. Future intercompany transactions may also affect the value of these investments.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2000 and 1999



Note 3 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company paid a retainer fee of $3,250 per month until January 1, 2000 when the fee was increased to $4000 per month. Oak Helm Partners is an affiliated company due to common ownership and control.

         The Company occupies office space in a building located at 2920 Harrison Street, Davenport, Iowa, owned by the Heather Trust. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $600 until January 1, 2000 when a new 5 year lease was signed. The new lease provides for monthly rent of $1350.
         The Company made 13 payments in the year ended September 30, 1999. Heather Trust is an affiliated entity due to common ownership and control.

         The following is a schedule of rent commitments for the next 5-years.

              Year Ending:
                   September 30, 2001       $    14,850
                   September 30, 2002            16,200
                   September 30, 2003            16,200
                   September 30, 2004            16,200
                   September 30, 2005             4,050
              Total:                        $    67,500


Note 4 - Other Current Assets

                                                   2000                1999
         Real estate contracts receivable
           current portion (Note 5)         $    12,450         $     3,807
         Real estate tax certificates             6,558               1,368
              Total                         $    19,008         $     5,175

Note 5 - Real Estate Contracts Receivable

                                                   2000                1999

         Contracts receivable               $   688,083         $   684,288
         Less current portion (Note 4)          (12,450)             (3,807)
         Long-term portion                  $   675,633         $   680,481

         At September 30, 2000 and 1999 there were ninetten and eighteen contracts receivable respectively. The monthly payment of principal and interest was $12,450 at September 30, 2000 and $7,036 at September 30, 1999. Interest rates on these contracts varies from 10% to 16%.

         Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 1999 and 1998



Note 6 - Real Estate Held For Investment

         Real estate held for investment at September 30, 1999 consisted of a single-family home located at 623 N. Division, Iowa. The property was acquired through repossession of a contract receivable, and was carried at cost. The property was sold on contract in October 1999.

Note 7 - Equipment

                                                   2000                1999

         Office equipment                   $     9,184         $     9,184
         Accumulated depreciation                (2,755)               (918)
         Book value                         $     6,429         $     8,266

         Depreciation expense (A)           $     1,837         $       918
         (A)  Depreciation is calculated using 5 year, straight line rates.

Note 8 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 1999 and 1998 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,669 shares issued and outstanding.

         Earnings Per Share                        2000                1999

           Net Income                       $    12,831         $    35,287
           Average number of shares
           outstanding                       11,222,699          11,222,699

           Earnings Per Share               $  0.001132         $  0.003144


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2000 and 1999

Note 9 - Contract Payable

         On February 16, 2000, the Company purchased a real estate contract receivable and assumed the underlying contract payable. The contract payable is due to R. Geraldine Fanth payable at $450 per mont including 9% interest. The balance at September 30, 2000 was $16,660. Residential real estate at 435 Waverly Rd., Davenport, IA is pledged as collateral. The principal amounts due on the contract over the next 5-years are as follows.

              September 30, 2001                                $   3,713
              September 30, 2002                                    4,417
              September 30, 2003                                    4,828
              September 30, 2004                                    3,702
              September 30, 2005                                        0
              Total:                                            $  16,660

Note 10 - Stock Held in Escrow

         At September 30, 2000 and 1999 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

Note 11 - Contingent Liability for Rescission of Capital Stock Sales

         Since its inception, the Company has issued and sold 11,222,699 shares of its common stock. Although most of these shares were registered with the State of Iowa, none of these shares were registered for sale under the federal securities law. These shares were issued and sold in reliance either upon the exemption provided in Section 4 (2) or Section 3 (a) (11) of the Securities Act of 1933.

         The Company feels that any possible shares and federal contingent liabilities that may have existed because of the issuance of securities which may not have been exempt from registration under the Securities Act of 1933 and unless the subject of an existing legal proceeding filed appropriately, may now be extinguished as a result of the new Iowa Uniform Securities Act which became effective on January 1, 1976 under Section 613 of that Act, liability must now be ascertained by looking to the statute in effect at the time that the stock issue was sold. The two year statute of limitations in effect on January 14, 1973, at the time of the closing of the issue has run, as have the other applicable federal statutes of limitation. As a result, with the exception of the Federal and State Tolling Doctrines, possible contingent liabilities may no longer exist.

Note 12 - Contingent Liability on Pending Litigation

         On November 2, 1973, in U. S. District Court a Final Judgment of permanent Injunction was brought against the Company because of complaint filed by the Securities and Exchange Commission. The Injunction enjoins the Company from failing to file timely and proper reports as required by Section 12 (a) of the Securities Exchange Act of 1934. The Company is currently complying with filing requirements, however, it may be subject to subsequent court action and potential fine if there are future filing deficiencies.

Note 13 - Restatement of September 30, 1999

         The financial statements of the Company were audited by another auditor, who issued his report dated December 18, 1998, which expressed an unqualified opinion on those statements. The prior auditor has ceased operations. During the course of the audit for the year ended September 30, 1999, it was discovered that an error was made in reporting sales of real estate contracts. $7,495 of deferred gross profit at September 30, 1998 was not recognized as income. This is a departure from generally accepted accounting principles. The Company has restated its retained earnings at October 1, 1998 to recognize the income.

Note 14 - Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made. For income tax purposes, the Company is reporting gain on the sale of 3 real estate contracts on the installment method. The total deferred gross profit is $7,373, and does not result in any deferred income tax due to net operatin loss carryovers as detailed below.

Net operating loss carryovers will expire as follows:

         September 30, 2002                        $201,879
         September 30, 2003                         228,671
         September 30, 2004                         136,681
         September 30, 2005                         103,586
         September 30, 2006                         151,762
         September 30, 2007                         115,144
         September 30, 2010                           6,515
         September 30, 2017                           4,385
         Total:                                    $952,135


                              EX-99.23
                        ART. 5 FDS FOR 9/30/00

PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2000
PERIOD-END                                     SEP-30-2000
CASH                                                48,701
SECURITIES                                           2,850
RECEIVABLES                                        675,633
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      23,008
PP&E                                                 9,184
DEPRECIATION                                         2,755
TOTAL-ASSETS                                       756,621
CURRENT-LIABILITIES                                  7,439
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         756,621
SALES                                                    0
TOTAL-REVENUES                                     102,944
CGS                                                      0
TOTAL-COSTS                                         90,184
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                       12,710
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                          12,710
EPS-PRIMARY                                              0
EPS-DILUTED                                              0