Form 10-Q
period 2001-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2001-05-16
CIK 205462

QUARTERLY REPORT FOR 03/01

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED March 31, 2001        Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



               2920 Harrison St., Davenport, Iowa          52803

              (Address of principal executive offices)  (Zip Code)




      Registrant's telephone number, including area code    (563) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for
at least the past 90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              March 31, 2001



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the six months ended March 31, 2001 decreased $12,581 as compared to the six month period ended March 31, 2000. Interest income decreased $4,724, and management fees increased $2,277.


                                    EX-99.2
                          OTHER INFORMATION FOR 03/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 03/01

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/01

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

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Cindy S. Kepford, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Kendra Jeffries, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2001        2000        2001        2000

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699    11,226,699

  End of Period               11,226,699  11,226,699    11,226,699    11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699    11,226,699

  Net Income (Loss)           $ (11,157)    $  1,205        (9,824)        2,757

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00        $  0.00        $0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/01
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2001 and 2000
                                  (Unaudited)

                                                        March 31,
                                                   2001              2000
Assets
Current Assets:
  Cash in Bank                              $    13,646       $    15,557
  Other Current Assets                            7,273            28,712
    Total Current Assets                    $    20,919       $    44,269

Investments:
  Investment in Affiliated Company          $     2,850       $     2,877
  Contracts Receivable-Real Estate              665,454           686,888
  Real Estate on Hand                            34,484                 0
  Note Receivable                                     0                 0
  Equipment                                      12,298             7,347
    Total Investments                       $   715,086       $   697,112

      Total Assets                          $   736,005       $   741,381

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     5,996       $     7,761
Contracts Payable                                 3,713             3,889
    Total Current Liabilities               $     9,709       $    11,650
Long Term Liabilities:
Contracts Payable                           $    10,981       $    14,656
    Total Long Term Liabilities             $    10,981       $    14,656
      Total Liabilities                     $    20,690       $    26,306

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,032,298)       (3,032,538)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   715,315       $   715,075

    Total Liabilities and Stockholders'
      Equity                                $   736,005       $   741,381

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2001 and 2000
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2001 and 2000, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2001      2000        2001        2000

Operating Income:
  Interest                  $17,908   $21,207       $37,329    $42,063
  Other Income                  622     1,651         1,211      2,841

    Total Operating Income  $18,530   $22,858       $38,540    $44,904

Operating Expenses:
  Management Fees           $12,000   $12,000       $24,000    $21,750
  Legal and Audit             6,851     5,390         8,913     11,882
  Other Operating Expenses   10,835     4,263        15,450      8,515

    Total Operating Expenses$29,686   $21,653       $48,363    $42,147

Income(Loss)from Operations$(11,156)  $ 1,205       $(9,924)   $ 2,757
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)          $(11,156)  $ 1,205       $(9,924)   $ 2,757

Earnings Per Common Share   $     0   $     0       $     0    $     0

Dividends per Common Share  $     0   $     0       $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2001 and 2000
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2001              2000
Cash Flows from Operating Activities:
  Interest Received                         $  37,329         $  42,063
  Other Income Received                         1,211             2,841
  Legal, Audit and Management Fees Paid       (28,913)          (30,382)
  Cash Paid to Suppliers for
    Operating Expenses                        (14,176)          (13,788)
  Net Cash Provided (Used)
    by Operating Activities                 $  (4,549)        $     734

Cash Flow from Financing Activities:
  Purchase of Equipment                     $  (7,144)                0
  Net Cash Provided (Used)
    by Financing Activities                 $  (7,144)                0

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  63,058           177,640
  Purchase of Real Estate Contracts           (47,812)         (153,954)
  Purchase of Note Receivable                       0          ( 15,000)
  Buyers Escrow Received                       (1,443)              293
  Tax Certificates Collected (Purchased)         (715)              185
  Principal Reduction on Contracts Payable     (1,966)             (304)
  Purchase of real estate                     (34,484)                0
    Net Cash Provided (Used)
      by Investing Activities               $ (23,362)        $   8,860

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (35,055)        $   9,594
Cash & Cash Equivalents at
  Beginning of Period                       $  48,701         $   5,963

Cash and Cash Equivalents at End of Period  $  13,646         $  15,557

                                     EX-27
                            ART. 5 FDS FOR 03/31/01

PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2001
PERIOD-END                                    MAR-31-2000
CASH                                               13,646
SECURITIES                                          2,850
RECEIVABLES                                       665,454
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                      7,273
REAL ESTATE                                        34,484
PP&E                                               16,328
DEPRECIATION                                        4,030
TOTAL-ASSETS                                      736,005
CURRENT-LIABILITIES                                 9,709
LONG-LIABILITIES                                   10,981
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        736,005
SALES                                                   0
TOTAL-REVENUES                                     38,540
CGS                                                     0
TOTAL-COSTS                                        48,363
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                      (9,924)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                         (9,924)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0