Form 10-Q
period 2001-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2001-08-13
CIK 205462

QUARTERLY REPORT FOR 06/01

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2001        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2001



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2001 decreased $18,266 as compared to the nine month period ended June 30, 2000.

          Interest income decreased $2,129 and other income decreased $513. Manangement fees increased $2,250.

          The loss from operations for the three months ended June 30, 2001 is $7,669.

                                    EX-99.2
                          OTHER INFORMATION FOR 06/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/01

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/01

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


 Dated___________________              By:_____________________________________
                                          Kendra Jeffries, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2001 and 2000
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2001        2000          2001        2000

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $   (7,669) $      673    $  (17,793) $    3,430

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2001 and 2000
                                  (Unaudited)

                                                           June 30,
                                                   2001              2000
Assets
Current Assets:
  Cash in Bank                              $    35,267       $    14,261
  Other Current Assets                            8,904            35,095
    Total Current Assets                    $    44,171       $    49,356

Investments:
  Investment in Affiliated Company          $     2,850       $     2,877
  Contracts Receivable-Real Estate              642,241           684,031
  Real Estate on Hand                            29,727                 0
  Equipment                                      11,660             6,888
    Total Investments                       $   686,478       $   693,796

      Total Assets                          $   730,649       $   743,152

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     9,439       $     9,786
Contracts Payable                                 4,316             3,889
    Total Current Liabilities               $    13,755       $    13,675
Long Term Liabilities:
Contracts Payable                           $     9,349       $    13,729
    Total Long Term Liabilities             $     9,349       $    13,729
      Total Liabilities                     $    23,104       $    27,404

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,040,068)       (3,031,865)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   707,545       $   715,748

    Total Liabilities and Stockholders'
      Equity                                $   730,649       $   743,152

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2001 and 2000
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2001 and 2000, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2001      2000             2001      2000

Operating Income:
  Interest                  $21,658   $19,053         $ 58,987   $61,116
  Other Income                1,894       777            3,105     3,618

    Total Operating Income  $23,552   $19,830         $ 62,092   $64,734

Operating Expenses:
  Management Fees            12,000    12,000           36,000    33,750
  Legal and Audit               371       471            9,284    12,353
  Other Operating Expenses   18,951     6,686           34,401    15,201

    Total Operating Expenses$31,322   $19,157         $ 79,685   $61,304

Income (Loss) from Operations(7,770)      673          (17,593)    3,430
  Provision for Income Taxes$     0   $     0         $      0   $     0

Net Income (Loss)           $(7,770)  $   673         $(17,593)  $ 3,430

Earnings Per Common Share   $     0   $     0         $      0   $     0

Dividends per Common Share  $     0   $     0         $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2001 and 2000
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2001              2000
Cash Flows from Operating Activities:
  Interest Received                         $  58,987         $  61,116
  Other Income Received                         3,105             3,618
  Legal, Audit and Management Fees Paid       (41,284)          (46,103)
  Cash Paid to Suppliers for
    Operating Expenses                        (32,488)          (13,823)

  Net Cash Provided (Used)
    by Operating Activities                 $ (11,680)        $   4,808

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                  86,270           177,617
  Purchase of Real Estate Contracts           (47,812)                0
  Purchase and Sale of Real Estate (net)      (29,727)         (153,954)
  Purchase of Note Receivable                       0            15,000
  Buyers Escrow Received (Paid)                 2,000             2,318
  Tax Certificates Collected (Purchased)       (2,346)           (6,260)
  Principal Paid on Contract Payable           (2,995)           (1,231)

    Net Cash Provided (Used)
      by Investing Activities               $   5,390         $   3,490

Cash Flow from Financing Activities:
  Purchase of Equipment                     $  (7,144)        $       0

    Net Cash Provided (Used)
      by Financing Activities               $  (7,144)        $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (13,434)        $   8,298
Cash & Cash Equivalents at
  Beginning of Period                       $  48,701         $   5,963

Cash and Cash Equivalents at End of Period  $  35,267         $  14,261

                                     EX-27
                            ART. 5 FDS FOR 06/30/01

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2001
PERIOD-END                                    JUN-30-2001
CASH                                               35,267
SECURITIES                                          2,850
RECEIVABLES                                       642,241
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                      8,904
PP&E                                               16,328
DEPRECIATION                                        4,668
TOTAL-ASSETS                                      730,649
CURRENT-LIABILITIES                                13,755
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        730,649
SALES                                                   0
TOTAL-REVENUES                                     62,092
CGS                                                     0
TOTAL-COSTS                                        79,685
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                    1,045
INCOME-PRETAX                                     (17,593)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (17,593)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0