Form 10-Q
period 2001-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2002-02-14
CIK 205462

QUARTERLY REPORT FOR 12/01

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2001        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              December 31, 2001



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the three months ended December 31, 2001 decreased $3,495 as compared to the three month period ended December 31, 2000.


                                    EX-99.2
                          OTHER INFORMATION FOR 12/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/01

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/01

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Paul A. Coe, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Kendra Jeffries, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Three Months Ended December 31, 2001 and 2000
                                  (Unaudited)


                                  Three Months Ended
                                     December 31,
                                    2001        2000

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699

  End of Period               11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699

  Net Income (Loss)           $   (2,162)  $   1,333

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           December 31, 2001 and 2000
                                  (Unaudited)

                                                        December 31,
                                                   2001              2000
Assets
Current Assets:
  Cash in Bank                              $    17,039       $    22,457
  Other Current Assets                            5,372             7,273
    Total Current Assets                    $    22,411       $    29,730
Investments:
  Investment in Affiliated Company          $     3,271       $     2,850
  Contracts Receivable-Real Estate              749,664           706,275
  Real Estate on Hand                                 0                 0
  Note Receivable                                     0                 0
  Equipment                                      10,206            12,820
    Total Investments                       $   763,141       $   721,945
      Total Assets                          $   785,552       $   751,675

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     8,233       $     9,503
Contracts Payable                                 4,445             3,713
    Total Current Liabilities               $    12,678       $    13,216
Long Term Liabilities:
Contracts Payable                           $     7,091       $    11,987
    Total Long Term Liabilities             $     7,091       $    11,987
      Total Liabilities                     $    19,769       $    25,203

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (2,981,830)       (3,021,141)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   765,783       $   726,472

    Total Liabilities and Stockholders'
      Equity                                $   785,552       $   751,675

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Three Months Ended December 31, 2001 and 2000
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended December 31, 2001 and 2000, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                December 31,
                               2001      2000

Operating Income:
  Interest                  $21,068   $19,421
  Other Income                  668       589

    Total Operating Income  $21,736   $20,010

Operating Expenses:
  Management Fees            12,000    12,000
  Legal and Audit             6,450     2,062
  Other Operating Expenses  $ 5,448   $ 4,615

    Total Operating Expenses$23,898   $18,677

Income (Loss) from Operations(2,162)    1,333
  Provision for Income Taxes$     0   $     0

Net Income (Loss)           $(2,162)  $ 1,333

Earnings Per Common Share   $     0   $     0

Dividends per Common Share  $     0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/01

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended December 31, 2001 and 2000 Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Theee Months Ended
                                                      December 31,
                                                 2001              2000
Cash Flows from Operating Activities:
  Interest Received                         $  21,068         $  19,421
  Other Income Received                           668               589
  Legal, Audit and Management Fees Paid       (18,450)          (10,062)
  Cash Paid to Suppliers for
    Operating Expenses                         (5,448)           (3,980)
  Net Cash Provided (Used)
    by Operating Activities                 $  (2,162)         $  5,968

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0            (7,026)
  Net Cash Provided (Used)
    by Financing Activities                 $       0            (7,026)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $   3,813            22,237
  Purchase of Real Estate Contracts           (92,540)          (47,812)
  Purchase of Note Receivable                       0                 0
  Buyers Escrow Received                        4,064             2,064
  Tax Certificates Purchased                   (1,763)             (715)
  Principal Reduction on Contracts Payable     (1,077)             (960)
    Net Cash Provided (Used)
      by Investing Activities               $ (87,503)        $ (25,186)

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (89,665)        $ (26,244)
Cash & Cash Equivalents at
  Beginning of Period                       $ 106,704         $  48,701

Cash and Cash Equivalents at End of Period  $  17,039         $  22,457

                                     EX-27
                            ART. 5 FDS FOR 12/31/01

PERIOD-TYPE                       3-MOS
FISCAL-YEAR-END                               SEP-30-2002
PERIOD-END                                    DEC-31-2001
CASH                                               17,039
SECURITIES                                          3,271
RECEIVABLES                                       749,664
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                      5,372
PP&E                                               16,210
DEPRECIATION                                        6,004
TOTAL-ASSETS                                      785,552
CURRENT-LIABILITIES                                12,678
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        785,552
SALES                                                   0
TOTAL-REVENUES                                     21,736
CGS                                                     0
TOTAL-COSTS                                        23,898
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                      (2,162)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                         (2,162)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0