Form 10-Q
period 2002-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2002-05-01
CIK 205462

QUARTERLY REPORT FOR 03/02

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED March 31, 2002        Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



               2920 Harrison St., Davenport, Iowa          52803

              (Address of principal executive offices)  (Zip Code)




      Registrant's telephone number, including area code    (563) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for
at least the past 90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              March 31, 2002



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the six months ended March 31, 2002 increased $14,277 as compared to the six month period ended
          March 31, 2001. Interest income increased $6,393, legal and audit decreased $2,188 and other operating expenses decreased $5,620.


                                    EX-99.2
                          OTHER INFORMATION FOR 03/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 03/02

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/02

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


 Dated___________________              By:_____________________________________
                                          Kendra Jeffries, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2002 and 2001
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2002        2001        2002        2001

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699    11,226,699

  End of Period               11,226,699  11,226,699    11,226,699    11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699    11,226,699

  Net Income (Loss)           $   6,615  $  (11,157)   $    4,453    $   (9,824)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00    $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/02
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2002 and 2001
                                  (Unaudited)

                                                        March 31,
                                                   2002              2001
Assets
Current Assets:
  Cash in Bank                              $    16,276       $    13,646
  Other Current Assets                            5,651             7,273
    Total Current Assets                    $    21,927       $    20,919

Investments:
  Investment in Affiliated Company          $     3,271       $     2,850
  Contracts Receivable-Real Estate              715,674           665,454
  Real Estate on Hand                            37,986            34,484
  Equipment                                       9,389            12,298
    Total Investments                       $   766,320       $   715,086

      Total Assets                          $   788,247       $   736,005

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     5,413       $     5,996
Contracts Payable                                 4,445             3,713
    Total Current Liabilities               $     9,858       $     9,709
Long Term Liabilities:
Contracts Payable                           $     5,990       $    10,981
    Total Long Term Liabilities             $     5,990       $    10,981
      Total Liabilities                     $    15,848       $    20,690

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (2,975,214)       (3,032,298)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   772,399       $   715,315

    Total Liabilities and Stockholders'
      Equity                                $   788,247       $   736,005

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2002 and 2001
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2002 and 2001, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2002      2001        2002        2001

Operating Income:
  Interest                  $22,654  $ 17,908       $43,722    $37,329
  Other Income                  720       622         1,388      1,211

    Total Operating Income  $23,374  $ 18,530       $45,110    $38,540

Operating Expenses:
  Management Fees           $12,000  $ 12,000       $24,000    $24,000
  Legal and Audit               275     6,851         6,725      8,913
  Other Operating Expenses    4,484    10,835         9,932     15,450

    Total Operating Expenses$16,759  $ 29,686       $40,657    $48,363

Income(Loss)from Operations $ 6,615  $(11,156)      $ 4,453    $(9,924)
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)           $ 6,615  $(11,156)      $ 4,453    $(9,924)

Earnings Per Common Share   $     0   $     0       $     0    $     0

Dividends per Common Share  $     0   $     0       $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2002 and 2001
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2002              2001
Cash Flows from Operating Activities:
  Interest Received                         $  43,722         $  37,329
  Other Income Received                         1,388             1,211
  Legal, Audit and Management Fees Paid       (30,725)          (28,913)
  Cash Paid to Suppliers for
    Operating Expenses                        ( 7,890)          (14,176)
  Net Cash Provided (Used)
    by Operating Activities                 $   6,495         $  (4,549)

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0            (7,144)
  Net Cash Provided (Used)
    by Financing Activities                 $       0            (7,144)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  95,792            63,058
  Purchase of Real Estate Contracts          (150,529)         ( 47,812)
  Buyers Escrow Received                       (2,820)           (1,443)
  Tax Certificates Collected (Purchased)         (279)             (715)
  Principal Reduction on Contracts Payable     (1,101)           (1,966)
  Purchase of real estate                     (37,986)          (34,484)
    Net Cash Provided (Used)
      by Investing Activities               $ (96,923)        $ (23,362)

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (90,428)        $ (35,055)
Cash & Cash Equivalents at
  Beginning of Period                       $ 106,704         $  48,701

Cash and Cash Equivalents at End of Period  $  16,276         $  13,646

                                     EX-27
                            ART. 5 FDS FOR 03/31/02

PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2002
PERIOD-END                                    MAR-31-2002
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