Form 10-Q
period 2002-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2002-08-13
CIK 205462

QUARTERLY REPORT FOR 06/02

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2002        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2002



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2002 increased $13,642 as compared to the nine month period ended June 30, 2001.

          Gross income increased $4,826, legal fees decreased $1,806 and other operating expenses decreased $7,010.

          The loss from operations for the three months ended June 30, 2002 is $8,404.

                                    EX-99.2
                          OTHER INFORMATION FOR 06/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/02

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/02

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Sharon L. Miller, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Kendra Jeffries, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2002 and 2001
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2002        2001          2002        2001

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $   (8,404) $   (7,669)   $   (3,951) $  (17,793)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2002 and 2001
                                  (Unaudited)

                                                           June 30,
                                                   2002              2001
Assets
Current Assets:
  Cash in Bank                              $     8,286       $    35,267
  Other Current Assets                            9,235             8,904
    Total Current Assets                    $    17,521       $    44,171

Investments:
  Investment in Affiliated Company          $     3,271       $     2,850
  Contracts Receivable-Real Estate              713,435           642,241
  Real Estate on Hand                            37,986            29,727
  Equipment                                       8,573            11,660
    Total Investments                       $   763,265       $   686,478

      Total Assets                          $   780,786       $   730,649

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     7,482       $     9,439
Contracts Payable                                 4,748             4,316
    Total Current Liabilities               $    12,230       $    13,755
Long Term Liabilities:
Contracts Payable                           $     4,561       $     9,349
    Total Long Term Liabilities             $     4,561       $     9,349
      Total Liabilities                     $    16,791       $    23,104

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (2,983,618)       (3,040,068)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   763,995       $   707,545

    Total Liabilities and Stockholders'
      Equity                                $   780,786       $   730,649

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2002 and 2001
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2002 and 2001, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2002      2001             2002      2001

Operating Income:
  Interest                  $21,160   $21,658         $ 64,882   $58,987
  Other Income                  648     1,894            2,036     3,105

    Total Operating Income  $21,808   $23,552         $ 66,918   $62,092

Operating Expenses:
  Management Fees            12,000    12,000           36,000    36,000
  Legal and Audit               753       371            7,478     9,284
  Other Operating Expenses   17,459    18,951           27,391    34,401

    Total Operating Expenses$30,212   $31,322         $ 70,869   $79,685

Income (Loss) from Operations(8,404)   (7,770)          (3,951)  (17,593)
  Provision for Income Taxes$     0   $     0         $      0  $      0

Net Income (Loss)           $(8,404)  $(7,770)        $ (3,951) $(17,593)

Earnings Per Common Share   $     0   $     0         $      0   $     0

Dividends per Common Share  $     0   $     0         $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2002 and 2001
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2002              2001
Cash Flows from Operating Activities:
  Interest Received                         $  64,882         $  58,987
  Other Income Received                         2,036             3,105
  Legal, Audit and Management Fees Paid       (43,478)          (41,284)
  Cash Paid to Suppliers for
    Operating Expenses                        (25,349)          (32,488)

  Net Cash Provided (Used)
    by Operating Activities                 $  (1,909)        $ (11,680)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                  97,249            86,270
  Purchase of Real Estate Contracts          (150,529)          (47,812)
  Purchase and Sale of Real Estate (net)      (37,986)          (29,727)
  Buyers Escrow Received (Paid)                 3,313             2,000
  Tax Certificates Collected (Purchased)       (5,253)           (2,346)
  Principal Paid on Contract Payable           (3,303)           (2,995)

    Net Cash Provided (Used)
      by Investing Activities               $ (96,509)        $   5,390

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0        $   (7,144)

    Net Cash Provided (Used)
      by Financing Activities               $       0        $   (7,144)

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (98,418)        $ (13,434)
Cash & Cash Equivalents at
  Beginning of Period                       $ 106,704         $  48,701

Cash and Cash Equivalents at End of Period  $   8,286         $  35,267

                                     EX-27
                            ART. 5 FDS FOR 06/30/02

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2002
PERIOD-END                                    JUN-30-2002
CASH                                                8,286
SECURITIES                                          3,271
RECEIVABLES                                       713,435
ALLOWANCES                                              0
REAL ESTATE					   37,986
CURRENT-ASSETS                                      9,235
PP&E                                               16,328
DEPRECIATION                                        7,755
TOTAL-ASSETS                                      780,786
CURRENT-LIABILITIES                                12,230
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        780,786
SALES                                                   0
TOTAL-REVENUES                                     66,918
CGS                                                     0
TOTAL-COSTS                                        70,869
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                      747
INCOME-PRETAX                                      (3,951)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                         (3,951)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0