Form 10-K
period 2002-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2002-12-09
CIK 205462

FORM 10-K FOR 9/30/02

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2002       Commission file Number 0-7376

Hynes & Howes Insurance Counselors, Inc.
       (Exact name of registrant as specified in its' charter)


              Iowa                                  42-0948341
(State or other jurisdiction          I.R.S. Employer Identification No.
of incorporation or organization)


2920 Harrison St., Davenport, Iowa  52803
(Address of principal                 (Zip Code)
 executive office)

Registrant's telephone number, including area code     (563) 326-6401

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

11,222,699



Item 1.  Business

(a) Hynes & Howes Insurance Counselors, Inc. (hereafter the "Registrant") was an independent insurance agency handling principally all types of casualty, fire and surety insurance. Registrant was organized as a corporation under the laws of the State of Iowa on June 28, 1969, as Hynes & Howes Insurance Company. Because it became apparent this name created confusion as to the business of Registrant, an amendment to the Articles of the Incorporation was filed on November 17, 1970, with the Secretary of the State of Iowa changing the name to Hynes & Howes Insurance Counselors, Inc. This action was ratified by the stockholders at a meeting February 5, 1971.

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/02


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $7,104 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2002 are eighteen real estate contracts receivable.

Results of Operations

        The income from operations for the year ended September 30, 2002 decreased $55,606 compared to the year ended September 30, 2001.

        Total revenue decreased $62,055. This was primarily due to a decrease in profit on sale of real estate contracts.

        Operating expenses decreased $6,449. The decrease resulted from the following:

        Rent increased $1350. The Company made 12 monthly rent payments of $1350 in the current year and 11 payments in the prior year.

        The Company utilizes the employees of a related entity. Beginning in the fiscal year ended September 30, 2002, the Company paid the related entity $18,210 for it's prorata share of wages and payroll tax costs.

	Repairs and maintenance costs on properties sold on contract decreased
$24,051.

        Other operating expenses decreased $1,958.


Item 3.  Properties

         The Registrant has its offices at 2920 Harrison Street, Davenport, Iowa. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $1,350 dollars.

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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,600 shares of Registrant's stock outstanding on September 30, 2002.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2002, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2002, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Sharon Miller   51      President       July 2002       Next Annual
                                                        Shareholders'
                                                        Meeting

Kendra Jeffries 33      Secretary       February 1997   Next Annual
                                                        Shareholders'
                                                        Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which he was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Sharon Miller has been involved in the real estate business for the past two (2) years. She has been actively involved in property management/investment during that period.

          2. Kendra Jeffries has worked for six (6) years for a real estate investment property company, buying and selling real estate for the company.

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


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
                                          Sharon Miller, President



                                       This corporation has no treasurer.



 Dated                                 By:
                                          Kendra Jeffries, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10
September 30, 2002



                                               September 30,
                             2002       2001       2000       1999       1998
1.  Net Operating
       Revenues           $ 84,103  $ 146,158  $ 102,944  $  104,619  $ 82,380

2. Income (Loss) from
      Operations          $(13,923) $  41,683  $  12,710  $  35,287   $ 16,640

   Per Share Earnings
      (Loss)              $ ( .00)  $     .00  $     .00  $     .00  $     .00

3. Working Capital        $ 28,304  $ 116,950  $  60,557  $   2,844  $  34,545

4. Total Assets           $ 772,058 $ 791,359  $ 756,621  $ 731,356  $ 684,561

5. Long Term Obligations
    Mortgage Payable      $   3,294 $  8,167   $   12,947 $     .00  $     .00


6. Cash Dividends per
     Common Share         $     .00  $     .00  $     .00   $    .00  $     .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

We have audited the balance sheet of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2002 and 2001, and the related statements of income, retained earnings, paid-in-capital, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes &
Howes Insurance Counselors, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                 Shapley, Shapley & Moorhead, P.C.
                                 Certified Public Accountants

Davenport, Iowa
November 15, 2002


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2002 and 2001



                                                           September 30,
          Assets                                        2002            2001
Current Assets:
   Cash in Bank                                  $    21,244     $   106,704
   Other Current Assets (Note 4)                      15,542          19,233

      Total Current Assets                       $    36,786     $   125,937

Other Assets:
   Investments in Affiliated Company (Note 2)    $      -        $     3,271
   Real Estate Contracts Receivable (Note 5)         670,761         651,129
   Equipment (Note 6)			 	 $    10,657	      11,022
   Investment in real estate                          53,854             -
      Total Other Assets			 $   735,272     $   665,422

      Total Assets                               $   772,058     $   791,359


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2002 and 2001


                                                            September 30,
        Liabilities & Stockholders' Equity           2002          2001
Current Liabilities:
   Buyers Escrow                                 $   3,304     $   4,169
   Accounts Payable                                    315           373
   Contracts Payable                             $   4,863     $   4,445

      Total Current Liabilities                  $   8,482     $   8,987
Long Term Liabilities:
   Contracts Payable                             $   3,294     $   8,167

      Total Liabilities                          $  11,776     $  17,154


Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                                     $3,780,765   $ 3,780,765
   Paid in Capital                                      100           100
   Retained Earnings (Deficit)                   (2,987,331)   (2,973,408)
   Treasury Stock, at Cost                          (33,252)      (33,252)

      Total Stockholders' Equity                 $  760,282   $   774,205

      Total Liabilities and Stockholders' Equity $  772,058   $   791,359


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2002, 2001 and 2000


                                              Year Ended September 30,
                                        2002            2001            2000

Balance at Beginning of Year    $ (2,973,408)   $ (3,015,091)   $ (3,027,801)

Income (Loss) for the Year           (13,923)         41,683          12,710

Increase in carrying value
  of affiliate                             0               0               0

Unrealized gains in installment
  sales contracts from prior
  years (Note 12)                          0               0               0

Balance at End of Year          $ (2,987,331)   $ (2,973,408)   $ (3,015,091)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2002, 2001 and 2000

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2002, 2001 and 2000



                                            Year Ended September 30,
                                       2002            2001            2000
Operating Income:
   Interest Income                $  86,803       $  80,656       $  81,804
   Other Income                      (2,700)         65,502          21,140
      Total Operating Income         84,103       $ 146,158       $ 102,944

Operating Expenses:
   Interest Expense               $     945       $   1,352       $     860
   Legal and Audit Fees               8,637           9,385          12,460
   Payroll expense (Note 3)          18,210               0               0
   Management Fees (Note 3)          48,000          48,000          45,750
   Repairs and Maintenance            1,023          25,074          11,197
   Other Operating Expenses          21,211          20,664          19,967
      Total Operating Expenses    $  98,026       $ 104,475       $  90,234

Income From Operations            $ (13,923)      $  41,683       $  12,710

Other Income (Expenses):
   Gain on Repossessions          $       0       $       0       $       0
   Loss on Sale of Real Estate            0               0               0
   Total Other Income (Expenses)  $       0       $       0       $       0

Income (Loss) Before Income Taxes $ (13,923)      $  41,683       $  12,710
   Provision for Income Taxes
   (Note 12)                              0               0               0
      Net Income (Loss)           $ (13,923)      $  41,683       $  12,710

Earnings (Loss) Per Common Share
   (Note 7)                       $     .00       $     .00       $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2002, 2001 and 2000
                 Increase (Decrease) in Cash and Cash Equivalent


                                                 Year Ended September 30,
                                          2002            2001            2000
Cash Flow from Operating Activities:
   Interest Received                $  86,803       $  80,656       $  81,804
   Miscellaneous Income Received        2,898           2,741           5,366
   Interest Paid                       (  945)         (1,352)           (960)
   Legal, Audit and Management
     Fees Paid                        (56,637)        (53,385)        (58,960)
   Repairs and Maintenance Paid       ( 1,081)        (25,074)        (14,687)
   Cash Paid to Suppliers for
      Operating Expenses              (36,053)        (18,534)        (18,589)

      Net Cash Provided (Used) by
        Operating Activities        $  (5,015)      $ (14,948)      $  (6,026)

Cash Flows from Investing Activities:
   Principal Collected on
     Real Estate Contracts          $  94,120       $ 175,334       $ 186,992
   Sale of Real Estate on Contract          0               0         (94,298)
   Buyers Escrow Collected (Paid)        (866)         (3,270)            (29)
   Purchase of Real Estate
     Contracts Receivable            (150,377)        (90,870)        (36,521)
   (Purchase) Redeem Tax Certificates  (3,268)          2,576          (5,190)
   Acquisition of Equipment            (3,002)         (7,144)              0
   Purchase of Real Estate            (15,868)              0               0
   Earnest Money Received                   0             373               0
   Sale of investment in affiliate      3,271               0               0

      Net Cash Provided (Used) by
         Investing Activities      $ (75,990)       $  76,999       $  50,954

Cash Flows from Financing Activities:
   Payments on Loans               $  (4,455)      $  (4,048)       $  (2,190)

      Net Cash Provided (Used) by
         Financing Activities      $  (4,455)      $  (4,048)       $  (2,190)

   Net Increase (Decrease) in Cash and
      Cash Equivalents             $ (85,460)      $  58,003        $  42,738
Cash and Cash Equivalents at Beginning
   of Year                           106,704          48,701            5,963

Cash and Cash Equivalents at
   End of Year                     $  21,244      $  106,704        $  48,701


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2002, 2001 and 2000
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                                 Year Ended September 30,
                                         2002            2001            2000

Net Income (Loss)                   $(13,923)        $  41,683       $  12,710
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
   Decrease (Increase) in Investment
       in Affiliate                        0              (421)             27
   Loss (Gain) on Sale of Real Estate  5,598           (62,761)        (15,774)
   Depreciation                        3,368             2,551           1,837
   Decrease (Increase) in Prepaid
       Expense                             0             4,000            (750)
   Increase (Decrease)
       in Accounts Payable               (58)                0          (4,076)

         Total Adjustments          $  8,908         $ (56,631)      $ (18,736)

Net Cash Provided (Used) by Operating
   Activities                       $( 5,015)        $ (14,948)      $  (6,026)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2002 and 2001



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

         Accounting Policies: The books and records of the Company are maintained on the accrual basis of accounting. The Company uses the equity method of accounting for investments in affiliated companies. Investments in contracts receivable are stated at the collectible balance. All gains and losses are recognized in the year of sale. Earnings per share are computed on the basis of weighted average number of common shares outstanding. Cash and cash equivalents are considered to be any investment with an original maturity of three months or less.

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

Note 2 - Investment in Affiliated Company

         Investment at September 30, 2001 consisted of a 3% ownership of Triton Investments, Ltd common stock. Cost of the stock was $1,700. (The stock was void in September 2002 for $3271). The Company used the equity method of accounting for investment in affiliated company, although the investment was below the 20% level of ownership. The level of control exercised by common officers and directors warrant this adoption.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2002 and 2001



Note 3 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company paid a retainer fee of $3,250 per month until January 1, 2000 when the fee was increased to $4000 per month. Oak Helm Partners is an affiliated company due to common ownership and control.

         The Company occupies office space in a building located at 2920 Harrison Street, Davenport, Iowa, owned by the Heather Trust. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $600 until January 1, 2000 when a new 5 year lease was signed. The new lease provides for monthly rent of $1,350.
         The Company made 12 payments in the year ended September 30, 2002 and 11 payments in the year ended September 30, 2001. Heather Trust is an affiliated entity due to common ownership and control.

         The following is a schedule of rent commitments for the next 3-years.

              Year Ending:
                   September 30, 2003            16,200
                   September 30, 2004            16,200
                   September 30, 2005             4,050

         The Company utilizes the employees of Heather Trust. Beginning in the fiscal year ended September 30, 2002, the Company paid Heather Trust for it's prorata share of wages and payroll taxes.



Note 4 - Other Current Assets
                                                   2002                2001
         Real estate contracts receivable
           current portion (Note 5)         $     8,292         $    15,251
         Real estate tax certificates             7,250               3,982
              Total                         $    15,542         $    19,233

Note 5 - Real Estate Contracts Receivable

                                                   2002                2001

         Contracts receivable               $   679,053         $   666,380
         Less current portion (Note 4)            8,292              15,251
         Long-term portion                  $   670,761         $   651,129

         At September 30, 2002 and 2001 there were eighteen and seventeen contracts receivable, respectively. The monthly payment of principal and interest was $7,104 at September 30, 2002 and $7,462 at September 30, 2001. Interest rates on these contracts varies from 11% to 13%.

         Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 2002 and 2001



Note 6 - Equipment

                                                   2002                2001

         Office equipment                   $    19,330         $    16,328
         Accumulated depreciation                 8,674               5,306
         Book value                         $    10,656         $    11,022

         Depreciation expense (A)                               $     2,551
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 7 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2002 and 2001 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,669 shares issued and outstanding.

         Earnings (Loss) Per Share                2002                2001

           Net Income (Loss)               $   (13,923)         $    41,683
           Average number of shares
           outstanding                       11,222,699          11,222,699

           Earnings Per Share               $ (0.001241)        $  0.003714


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2002 and 2001

Note 8 - Contract Payable

         On February 16, 2000, the Company purchased a real estate contract receivable and assumed the underlying contract payable. The contract payable is due to R. Geraldine Fanth payable at $450 per month including 9% interest. The balance at September 30, 2002 was $8,157. Residential real estate at 435 Waverly Rd., Davenport, IA is pledged as collateral. The principal amounts due on the contract over the next 2-years are as follows.

              September 30, 2003                                    4,863
              September 30, 2004                                    3,294
								_________
              Total:                                            $   8,157

Note 9 - Stock Held in Escrow

         At September 30, 2002 and 2001 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

Note 10 - Contingent Liability for Rescission of Capital Stock Sales

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

Note 11 - Contingent Liability on Pending Litigation

         On November 2, 1973, in U. S. District Court a Final Judgment of permanent Injunction was brought against the Company because of a complaint filed by the Securities and Exchange Commission. The Injunction enjoins the Company from failing to file timely and proper reports as required by Section 12 (a) of the Securities Exchange Act of 1934. The Company is currently complying with filing requirements, however, it may be subject to subsequent court action and potential fine if there are future filing deficiencies.

Note 12 - Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made. For income tax purposes, the Company was reporting gain on the sale of 1 real estate contract on the installment method. The total deferred gross profit is $6,320, at September 30, 2001 was realized when the contract was sold in the current year.

Net operating loss carryovers will expire as follows:

         September 30, 2003                         228,671
         September 30, 2004                         136,681
         September 30, 2005                         103,586
         September 30, 2006                         151,762
         September 30, 2007                         115,144
         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         Total:                                    $752,776


                              EX-99.23
                        ART. 5 FDS FOR 9/30/02

PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2002
PERIOD-END                                     SEP-30-2002
CASH				                    21,244
SECURITIES				                 0
RECEIVABLES				           670,761
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      36,786
PP&E                                                19,330
DEPRECIATION                                         8,674
TOTAL-ASSETS                                       772,058
CURRENT-LIABILITIES                                  8,482
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         772,058
SALES                                                    0
TOTAL-REVENUES                                      84,103
CGS                                                      0
TOTAL-COSTS                                         98,026
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                      (13,923)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                         (13,923)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0