Form 10-Q
period 2002-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2003-02-13
CIK 205462

QUARTERLY REPORT FOR 12/02

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2002        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              December 31, 2002



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the three months ended December 31, 2002 decreased $23,021 as compared to the three month period ended December 31, 2001.


                                    EX-99.2
                          OTHER INFORMATION FOR 12/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/02

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/02

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Sharon Miller, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Kendra Jeffries, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Three Months Ended December 31, 2002 and 2001
                                  (Unaudited)


                                  Three Months Ended
                                     December 31,
                                    2002        2001

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699

  End of Period               11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699

  Net Income (Loss)           $  (24,810)  $ (2,162)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           December 31, 2002 and 2001
                                  (Unaudited)

                                                        December 31,
                                                   2002              2001
Assets
Current Assets:
  Cash in Bank                              $     8,647       $    17,039
  Other Current Assets                            8,439             5,372
    Total Current Assets                    $    17,086       $    22,411
Investments:
  Investment in Affiliated Company          $         0       $     3,271
  Contracts Receivable-Real Estate              715,102           749,664
   Equipment                                      9,706            10,206
    Total Investments                       $   724,808       $   763,141
      Total Assets                          $   741,894       $   785,552

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     6,423       $     8,233
Contracts Payable                                     0             4,445
    Total Current Liabilities               $     6,423       $    12,678
Long Term Liabilities:
Contracts Payable                           $         0       $     7,091
    Total Long Term Liabilities             $         0       $     7,091
      Total Liabilities                     $     6,423       $    19,769

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,012,142)       (2,981,830)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   735,471       $   765,783

    Total Liabilities and Stockholders'
      Equity                                $   741,894       $   785,552

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Three Months Ended December 31, 2002 and 2001
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended December 31, 2002 and 2001, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                December 31,
                               2002      2001

Operating Income:
  Interest                   $ 19,298   $21,068
  Other Income                (13,002)      668

    Total Operating Income   $  6,296   $21,736

Operating Expenses:
  Management Fees              12,000    12,000
  Legal and Audit               7,104     6,450
  Other Operating Expenses   $ 12,002   $ 5,448

    Total Operating Expenses $ 31,106   $23,898

Income (Loss) from Operations (24,810)   (2,162)
  Provision for Income Taxes $      0   $     0

Net Income (Loss)            $(24,810)  $(2,162)

Earnings Per Common Share    $      0   $     0

Dividends per Common Share   $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/02

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended December 31, 2002 and 2001 Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Theee Months Ended
                                                      December 31,
                                                 2002              2001
Cash Flows from Operating Activities:
  Interest Received                         $  19,298         $  21,068
  Other Income Received                           852               668
  Legal, Audit and Management Fees Paid       (19,104)          (18,450)
  Cash Paid to Suppliers for
    Operating Expenses                        (11,367)           (5,448)
  Net Cash Provided (Used)
    by Operating Activities                 $ (10,321)         $ (2,162)

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0                 0
  Net Cash Provided (Used)
    by Financing Activities                 $       0                 0

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $   3,951             3,813
  Purchase of Real Estate Contracts                 0           (92,540)
  Buyers Escrow Received                        3,119             4,064
  Tax Certificates Purchased                   (1,189)           (1,763)
  Principal Reduction on Contracts Payable     (8,157)           (1,077)
    Net Cash Provided (Used)
      by Investing Activities               $  (2,276)        $ (87,503)

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (12,597)        $ (89,665)
Cash & Cash Equivalents at
  Beginning of Period                       $  21,244         $ 106,704

Cash and Cash Equivalents at End of Period  $   8,647         $  17,039

                                     EX-27
                            ART. 5 FDS FOR 12/31/02

PERIOD-TYPE                       3-MOS
FISCAL-YEAR-END                               SEP-30-2003
PERIOD-END                                    DEC-31-2002
CASH                                                8,647
SECURITIES                                              0
RECEIVABLES                                       715,102
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                      8,439
PP&E                                               19,330
DEPRECIATION                                        6,624
TOTAL-ASSETS                                      758,142
CURRENT-LIABILITIES                                 6,423
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        741,894
SALES                                                   0
TOTAL-REVENUES                                      6,296
CGS                                                     0
TOTAL-COSTS                                        31,106
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (24,810)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (24,810)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0