Form 10-Q
period 2003-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2003-05-08
CIK 205462

QUARTERLY REPORT FOR 03/03

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED March 31, 2003        Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



               2920 Harrison St., Davenport, Iowa          52803

              (Address of principal executive offices)  (Zip Code)




      Registrant's telephone number, including area code    (563) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for
at least the past 90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              March 31, 2003



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the six months ended March 31, 2003 decreased $28,899 as compared to the six month period ended March 31, 2002.


                                    EX-99.2
                          OTHER INFORMATION FOR 03/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 03/03

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/03

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


 Dated___________________              By:_____________________________________
                                          Kendra Jeffries, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2003 and 2002
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2003        2002        2003        2002

Common Shares Outstanding:

  Beginning of Period        11,226,699  11,226,699    11,226,699    11,226,699

  End of Period              11,226,699  11,226,699    11,226,699    11,226,699

Average Number of Shares
  Outstanding for the Period 11,226,699  11,226,699    11,226,699    11,226,699


  Net Income (Loss)                 365       6,615       (24,445)        4,453
Earnings (Loss) Per Common Share:

   Net Income                $     0.00  $     0.00    $     0.00    $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/03
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2003 and 2002
                                  (Unaudited)

                                                        March 31,
                                                   2003              2002
Assets
Current Assets:
  Cash in Bank                              $    55,010       $    16,276
  Other Current Assets                            7,624             5,651
    Total Current Assets                    $    62,634       $    21,927

Investments:
  Investment in Affiliated Company          $        0        $     3,271
  Contracts Receivable-Real Estate              663,849           715,674
  Real Estate on Hand                             5,550            37,986
  Equipment                                       8,756             9,389
    Total Investments                       $   678,155       $   766,320

      Total Assets                          $   740,789       $   788,247

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     4,953       $     5,413
Contracts Payable                                     0             4,445
    Total Current Liabilities               $     4,953       $     9,858
Long Term Liabilities:
Contracts Payable                           $         0       $     5,990
    Total Long Term Liabilities             $         0       $     5,990
      Total Liabilities                     $     4,953       $    15,848

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,011,777)       (2,975,214)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   735,836       $   772,399

    Total Liabilities and Stockholders'
      Equity                                $   740,789       $   788,247

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2003 and 2002
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2003 and 2002, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2003      2002        2003        2002

Operating Income:
  Interest                  $22,942  $ 22,654       $42,240    $43,722
  Other Income                1,051       720       (11,951)     1,388

    Total Operating Income  $23,993  $ 23,374       $30,289    $45,110

Operating Expenses:
  Management Fees           $12,000  $ 12,000       $24,000    $24,000
  Legal and Audit               876       275         7,980      6,725
  Other Operating Expenses   10,752     4,484        22,754      9,932

    Total Operating Expenses$23,628  $ 16,759       $54,734    $40,657

Income(Loss)from Operations $   365  $  6,615      $(24,445)   $ 4,453
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)           $   365  $  6,615      $(24,445)   $ 4,453

Earnings Per Common Share   $     0   $     0       $     0    $     0
Dividends per Common Share  $     0   $     0       $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2003 and 2002
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2003              2002
Cash Flows from Operating Activities:
  Interest Received                         $  42,240         $  43,722
  Other Income Received                         1,901             1,388
  Legal, Audit and Management Fees Paid       (31,980)          (30,725)
  Cash Paid to Suppliers for
    Operating Expenses                        (21,169)          ( 7,890)
  Net Cash Provided (Used)
    by Operating Activities                 $ ( 9,008)         $  6,495
Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0                 0
  Net Cash Provided (Used)
    by Financing Activities                 $       0                 0

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  55,207            95,792
  Purchase of Real Estate Contracts                 0          (150,529)
  Buyers Escrow Received                        1,649            (2,820)
  Tax Certificates Collected (Purchased)         (374)             (279)
  Principal Reduction on Contracts Payable     (8,157)           (1,101)
  Purchase of real estate                      (5,550)          (37,986)
   Net Cash Provided (Used)
      by Investing Activities               $  42,775         $ (96,923)

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  33,767         $ (90,428)
Cash & Cash Equivalents at
  Beginning of Period                       $  21,244         $ 106,704

Cash and Cash Equivalents at End of Period  $  55,011         $  16,276

                                     EX-27
                            ART. 5 FDS FOR 03/31/03

PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2003
PERIOD-END                                    MAR-31-2003
CASH                                               55,010
SECURITIES                                              0
RECEIVABLES                                       663,849
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                      7,624
REAL ESTATE                                         5,550
PP&E                                               19,330
DEPRECIATION                                       10,574
TOTAL-ASSETS                                      740,789
CURRENT-LIABILITIES                                 4,953
LONG-LIABILITIES                                        0
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        740,789
SALES                                                   0
TOTAL-REVENUES                                     30,289
CGS                                                     0
TOTAL-COSTS                                        54,734
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (24,445)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (24,445)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0