Form 10-Q
period 2003-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2003-08-13
CIK 205462

QUARTERLY REPORT FOR 06/03

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2003        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2003



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2003 decreased $27,636 as compared to the nine month period ended June 30, 2002.




                                    EX-99.2
                          OTHER INFORMATION FOR 06/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/03

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/03

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

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Sharon L. Miller, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Jenni Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2003 and 2002
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2003        2002          2003        2002

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $   (7,142) $   (8,404)   $  (31,587) $   (3,951)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2003 and 2002
                                  (Unaudited)

                                                           June 30,
                                                   2003              2002
Assets
Current Assets:
  Cash in Bank                              $   100,201       $     8,286
  Other Current Assets                            9,460             9,235
    Total Current Assets                    $   109,661       $    17,521

Investments:
  Investment in Affiliated Company          $         0       $     3,271
  Contracts Receivable-Real Estate              618,360           713,435
  Real Estate on Hand                                 0            37,986
  Equipment                                       7,805             8,573
    Total Investments                       $   626,165       $   763,265

      Total Assets                          $   735,826       $   780,786

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     7,132       $     7,482
Contracts Payable                                     0             4,748
    Total Current Liabilities               $     7,132       $    12,230
Long Term Liabilities:
Contracts Payable                           $         0       $     4,561
    Total Long Term Liabilities             $         0       $     4,561
      Total Liabilities                     $     7,132       $    16,791

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,018,919)       (2,983,618)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   728,694       $   763,995

    Total Liabilities and Stockholders'
      Equity                                $   735,826       $   780,786

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2003 and 2002
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2003 and 2002, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2003      2002             2003      2002

Operating Income:
  Interest                  $19,715   $21,160         $ 61,955   $64,882
  Other Income               (1,977)      648          (13,928)    2,036

    Total Operating Income  $17,738   $21,808         $ 48,027   $66,918

Operating Expenses:
  Management Fees            12,000    12,000           36,000    36,000
  Legal and Audit               752       753            8,732     7,478
  Other Operating Expenses   12,128    17,459           34,882    27,391

    Total Operating Expenses$24,880   $30,212         $ 79,614   $70,869

Income (Loss) from Operations(7,142)   (8,404)         (31,587)   (3,951)
  Provision for Income Taxes$     0   $     0         $      0  $      0

Net Income (Loss)           $(7,142)  $(8,404)        $(31,587) $ (3,951)

Earnings Per Common Share   $     0   $     0         $      0   $     0

Dividends per Common Share  $     0   $     0         $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2003 and 2002
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2003              2002
Cash Flows from Operating Activities:
  Interest Received                         $  61,955         $  64,882
  Other Income Received                         2,771             2,036
  Legal, Audit and Management Fees Paid       (44,732)          (43,478)
  Cash Paid to Suppliers for
    Operating Expenses                        (36,194)          (25,349)

  Net Cash Provided (Used)
    by Operating Activities                 $ (16,200)        $  (1,909)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                 100,696            97,249
  Purchase of Real Estate Contracts                 0          (150,529)
  Purchase and Sale of Real Estate (net)            0           (37,986)
  Buyers Escrow Received (Paid)                 4,828             3,313
  Tax Certificates Collected (Purchased)       (2,210)           (5,253)
  Principal Paid on Contract Payable           (8,157)           (3,303)

    Net Cash Provided (Used)
      by Investing Activities               $  95,157         $ (96,509)

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  78,957         $ (98,418)
Cash & Cash Equivalents at
  Beginning of Period                       $  21,244         $ 106,704

Cash and Cash Equivalents at End of Period  $ 100,201         $   8,286

                                     EX-27
                            ART. 5 FDS FOR 06/30/03

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2003
PERIOD-END                                    JUN-30-2003
CASH                                              100,201
SECURITIES                                              0
RECEIVABLES                                       618,360
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                      9,460
PP&E                                               19,330
DEPRECIATION                                       11,525
TOTAL-ASSETS                                      735,826
CURRENT-LIABILITIES                                 7,132
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        728,694
SALES                                                   0
TOTAL-REVENUES                                     48,027
CGS                                                     0
TOTAL-COSTS                                        79,614
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                       84
INCOME-PRETAX                                     (31,587)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (31,587)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0