Form 10-K
period 2003-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2003-12-23
CIK 205462

FORM 10-K FOR 9/30/03

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2003       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/03


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $7,676 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2003 are eighteen real estate contracts receivable.

Results of Operations

        The income from operations for the year ended September 30, 2003 decreased $24,606 compared to the year ended September 30, 2002.

        Total revenue decreased $14,428. This was primarily due to a decrease in profit on sale of real estate contracts.

        Operating expenses increased $10,178. The increase resulted from the following:

        The Company utilizes the employees of a related entity. Beginning in the fiscal year ended September 30, 2002, the Company paid the related entity $18,210 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2003, those payments were $21,678. The related entity began charging the company for computer usage. That cost was $5,100.

	Other operating expenses increased $1,610.


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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,600 shares of Registrant's stock outstanding on September 30, 2003.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2003, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2003, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Sharon Miller   52      President       July 2002       Next Annual
                                                        Shareholders'
                                                        Meeting

Jennifer Burkhart 36    Secretary       June 2003       Next Annual
                                                        Shareholders'
                                                        Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which she was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Sharon Miller has been involved in the real estate business for the past three (3) years. She has been actively involved in property management/investment during that period.

          2. Jennifer Burkhart has worked for six (6) years for a real estate investment property company, buying and selling real estate for the company.

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


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
                                          Sharon Miller, President



                                       This corporation has no treasurer.



 Dated                                 By:
                                          Jennifer Burkhart, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10k
September 30, 2003



                                               September 30,
                             2003       2002       2001       2000       1999
1.  Net Operating
       Revenues           $ 69,675  $  84,103  $ 146,158  $ 102,944   $104,619

2. Income (Loss) from
      Operations          $(38,529) $ (13,923) $  41,683  $  12,710   $ 35,287

   Per Share Earnings
      (Loss)              $ ( .00)  $     .00  $     .00  $     .00   $    .00

3. Working Capital        $ 12,852  $  28,304  $ 116,950  $  60,557   $  2,844

4. Total Assets           $728,849  $ 772,058  $ 791,359  $ 756,621   $731,356

5. Long Term Obligations
    Mortgage Payable      $   .00   $  3,294   $   8,167  $  12,947   $    .00


6. Cash Dividends per
     Common Share         $   .00   $    .00   $     .00  $     .00   $    .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

We have audited the balance sheet of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2003, 2002 and 2001, and the related statements of income, retained earnings, paid-in-capital, and cash flows for the years ended September 30, 2003, 2002, and 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes &
Howes Insurance Counselors, Inc. as of September 30, 2003, 2002, and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                 Shapley, Shapley & Moorhead, P.C.
                                 Certified Public Accountants

Davenport, Iowa
November 17, 2003


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2003, 2002, and 2001



                                                           September 30,
          Assets                      2003             2002            2001
Current Assets:
 Cash in Bank                       $   842       $    21,244     $   106,704
 Other Current Assets (Note 4)       19,106            15,542          19,233

      Total Current Assets          $19,948       $    36,786     $   125,937

Other Assets:
 Investments in Affiliated Company(Note 2) $.00   $      -        $     3,271
 Real Estate Contracts Receivable(Note 5) 702,046     670,761         651,129
 Equipment (Note 6)			    6,855 $    10,657	       11,022
 Investment in real estate                    .00      53,854             -
      Total Other Assets	         $708,901 $   735,272     $   665,422

      Total Assets                       $728,849 $   772,058     $   791,359


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2003, 2002 and 2001


                                                            September 30,
        Liabilities & Stockholders' Equity    2003       2002          2001
Current Liabilities:
   Buyers Escrow                             $5,096    $   3,304    $   4,169
   Accounts Payable                           2,000          315          373
   Contracts Payable                            .00    $   4,863    $   4,445

      Total Current Liabilities              $7,096    $   8,482    $   8,987
Long Term Liabilities:
   Contracts Payable                            .00    $   3,294    $   8,167

      Total Liabilities                      $7,096    $  11,776    $  17,154


Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                            $3,780,765    $3,780,765   $ 3,780,765
   Paid in Capital                             100           100           100
   Retained Earnings (Deficit)          (3,025,860)   (2,987,331)   (2,973,408)
   Treasury Stock, at Cost                 (33,252)      (33,252)      (33,252)

   Total Stockholders' Equity           $  721,753    $  760,282   $   774,205

   Total Liabilities & Stockholders'Equity$728,849    $  772,058   $   791,359


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2003, 2002 and 2001


                                              Year Ended September 30,
                                        2003            2002            2001

Balance at Beginning of Year    $ (2,987,331)    $ (2,973,408)   $ (3,015,091)

Income (Loss) for the Year           (38,529)         (13,923)         41,683

Balance at End of Year          $ (3,025,860)    $ (2,987,331)   $ (2,973,408)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2003, 2002 and 2001

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2002, 2001 and 2000



                                            Year Ended September 30,
                                       2003            2002            2001
Operating Income:
   Interest Income                $  82,464       $   86,803       $  80,656
   Other Income                     (12,789)          (2,700)         65,502
      Total Operating Income         69,675       $   84,103       $ 146,158

Operating Expenses:
   Interest Expense               $      84       $      945       $   1,352
   Legal and Audit Fees               9,127            8,637           9,385
   Payroll expense (Note 3)          21,679           18,210               0
   Management Fees (Note 3)          48,000           48,000          48,000
   Repairs and Maintenance            3,010            1,023          25,074
   Other Operating Expenses          26,304           21,211          20,664
      Total Operating Expenses    $ 108,204        $  98,026       $ 104,475

Income From Operations            $ (38,529)      $  (13,923)      $  41,683

Income (Loss) Before Income Taxes $ (38,529)      $  (13,923)      $  41,683
   Provision for Income Taxes
   (Note 12)                              0               0               0
      Net Income (Loss)           $ (38,529)      $  (13,923)      $  41,683

Earnings (Loss) Per Common Share
   (Note 7)                       $     .00       $     .00       $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2003, 2002 and 2001
                 Increase (Decrease) in Cash and Cash Equivalent


                                                 Year Ended September 30,
                                          2003          2002        2001
Cash Flow from Operating Activities:
   Interest Received                  $  82,464     $  86,803   $  80,656
   Miscellaneous Income Received          3,910         2,898       2,741
   Interest Paid                        (    84)       (  945)     (1,352)
   Legal, Audit and Management
     Fees Paid                          (57,127)      (56,637)    (53,385)
   Repairs and Maintenance Paid         ( 3,010)      ( 1,081)    (25,074)
   Cash Paid to Suppliers for
      Operating Expenses                (44,496)      (36,053)    (18,534)

      Net Cash Provided (Used) by
        Operating Activities        $   (18,343)    $ ( 5,015)  $ (14,948)

Cash Flows from Investing Activities:
   Principal Collected on
     Real Estate Contracts          $   189,340     $  94,120   $ 175,334
   Sale of Real Estate                   40,000             0           0
   Buyers Escrow Collected (Paid)         1,792          (866)     (3,270)
   Purchase of Real Estate
     Contracts Receivable              (224,925)     (150,377)    (90,870)
   (Purchase) Redeem Tax Certificates    (2,064)       (3,268)      2,576
   Acquisition of Equipment                   0        (3,002)     (7,144)
   Purchase of Real Estate                    0       (15,868)          0
   Earnest Money Received                     0             0         373
   Sale of investment in affiliate            0         3,271           0
   Advance from (to) affiliate          1,955             0           0
      Net Cash Provided (Used) by
         Investing Activities         $   6,098     $ (75,990)   $ 76,999

Cash Flows from Financing Activities:
   Payments on Loans                  $  (8,157)    $  (4,455)   $ (4,048)

      Net Cash Provided (Used) by
         Financing Activities         $  (8,157)    $  (4,455)   $ (4,048)

   Net Increase (Decrease) in Cash and
      Cash Equivalents                $ (20,402)    $ (85,460)   $ 58,003
Cash and Cash Equivalents at Beginning
   of Year                               21,244       106,704      48,701

Cash and Cash Equivalents at
   End of Year                        $     842    $   21,244    $106,704


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2003, 2002 and 2001
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                                 Year Ended September 30,
                                         2003            2002            2001

Net Income (Loss)                   $(38,529)        $ (13,923)       $ 41,683
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
   Decrease (Increase) in Investment
       in Affiliate                        0                 0            (421)
   Loss (Gain) on Sale of Real Estate 16,699             5,598         (62,761)
   Depreciation                        3,802             3,368           2,551
   Decrease (Increase) in Prepaid
       Expense                             0                 0           4,000
   Increase (Decrease)
       in Accounts Payable              (315)             (58)               0

         Total Adjustments          $ 20,186         $   8,908       $ (56,631)

Net Cash Provided (Used) by Operating
   Activities                       $(18,343)        $ ( 5,015)      $ (14,948)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2003, 2002 and 2001



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

Note 2 - Investment in Affiliated Company

         Investment at September 30, 2001 consisted of a 3% ownership of Triton Investments, Ltd common stock. Cost of the stock was $1,700. (The stock was sold in September 2002 for $3271). The Company used the equity method of accounting for investment in affiliated company, although the investment was below the 20% level of ownership. The level of control exercised by common officers and directors warrant this adoption.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2003, 2002 and 2001



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

         The following is a schedule of rent commitments for the next 2-years.

              Year Ending:
                   September 30, 2004            16,200
                   September 30, 2005             4,050

        The Company utilizes the employees of Oak Helm Partners. Beginning in the fiscal year ended September 30, 2002, the Company paid Oak Helm Partners for it's prorata share of wages and payroll taxes. Beginning in the fiscal year ended September 30, 2003, the Company paid Oak Helm Partners a computer fee based on the number of real estate contracts. The fee is $25 per month per contract.



Note 4 - Other Current Assets
                                            2003        2003          2001

	Account receivable-affiliate     $    45           0             0
	Real estate contracts receivable
           current portion (Note 5)        9,747   $   8,292      $ 15,251
         Real estate tax certificates      9,314       7,250         3,982
              Total                      $19,106   $  15,542      $ 19,233

Note 5 - Real Estate Contracts Receivable

                                            2003        2002          2001

         Contracts receivable           $711,793    $679,053      $666,380
         Less current portion (Note 4)     9,747       8,292        15,251
         Long-term portion              $702,046    $670,761      $651,129

        At September 30, 2003, 2002, and 2001 there were eighteen, eighteen and seventeen contracts receivable, respectively. The monthly payment of principal and interest was $7,676 at September 30, 2003, $7,104 at September 30, 2002, and $7,462 at September 30, 2001. Interest rates on these contracts varies from 11% to 13%.

         Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30,2003, 2002 and 2001



Note 6 - Equipment

                                 	2003           2002            2001

         Office equipment            $19,330      $  19,330        $ 16,328
         Accumulated depreciation     12,475          8,674           5,306
         Book value                  $ 6,855      $  10,656        $ 11,022

         Depreciation expense (A)    $3,802       $   3,368        $  2,551
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 7 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2003, 2002 and 2001 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,669 shares issued and outstanding.

         Earnings (Loss) Per Share      2003          2002                2001

           Net Income (Loss)        $(38,529)    $ (13,923)        $    41,683
           Average number of shares
           outstanding            11,222,699     11,222,699         11,222,699

           Earnings Per Share   $(0.003433)      $(0.001241)       $  0.003714


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2003, 2002 and 2001

Note 8 - Contract Payable

         On February 16, 2000, the Company purchased a real estate contract receivable and assumed the underlying contract payable. The contract payable was due to R. Geraldine Fanth payable at $450 per month including 9% interest. The balance at September 30, 2002 was $8,157. Residential real estate at 435 Waverly Rd., Davenport, IA was pledged as collateral. The contract was paid off December 10, 2002.


Note 9 - Stock Held in Escrow

         At September 30, 2003, 2002 and 2001 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

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

Note 12 - Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2004                         136,681
         September 30, 2005                         103,586
         September 30, 2006                         151,762
         September 30, 2007                         115,144
         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
                                                   ________
         Total deferred income tax:                $562,633
		Less-valuation allowance           (562,633)
                                                   ________
                 Net Deferred Income Tax           $      0


                              EX-99.23
                        ART. 5 FDS FOR 9/30/02

PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2003
PERIOD-END                                     SEP-30-2003
CASH				                       842
SECURITIES				                 0
RECEIVABLES				           702,046
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      19,948
PP&E                                                19,330
DEPRECIATION                                        12,475
TOTAL-ASSETS                                       728,849
CURRENT-LIABILITIES                                  7,096
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         728,849
SALES                                                    0
TOTAL-REVENUES                                      69,675
CGS                                                      0
TOTAL-COSTS                                        108,204
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                      (38,529)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                         (38,529)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0