Form 10-Q
period 2003-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2004-02-11
CIK 205462

QUARTERLY REPORT FOR 12/03

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2003        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 December 31, 2003



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the three months ended December 31, 2003 increased $11,484 as compared to the three month period ended December 31, 2002.




                                    EX-99.2
                          OTHER INFORMATION FOR 12/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/03

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/03

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


 Dated___________________              By:_____________________________________
                                          Jenni Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months Ended December 31, 2003 and 2002
                                  (Unaudited)


                                  Three Months Ended
                                        Dec 31,
                                    2003        2002

Common Shares Outstanding:

  Beginning of Period         11,226,669  11,226,699

  End of Period               11,226,669  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,669  11,226,699

  Net Income (Loss)           $  (13,326) $ (24,810)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             Dec 31, 2003 and 2002
                                  (Unaudited)

                                                           Dec 31,
                                                   2003              2002
Assets
Current Assets:
  Cash in Bank                              $   12,322       $     8,647
  Other Current Assets                          40,693             8,439
    Total Current Assets                    $   53,015       $    17,086

Investments:
  Investment in Affiliated Company          $         0       $     0
  Contracts Receivable-Real Estate              657,396           715,102
  Real Estate on Hand                                 0               0
  Equipment                                       6,134             9,706
    Total Investments                       $   663,530       $   724,808

      Total Assets                          $   716,545       $   741,894

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     8,118       $     6,423
Contracts Payable                                     0                 0
    Total Current Liabilities               $     8,118       $     6,423
Long Term Liabilities:
Contracts Payable                                     0                0
    Total Long Term Liabilities	            $         0       $        0
              Total Liabilities             $     8,118       $     6,423

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,039,186)       (3,012,142)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   708,427       $   735,471

    Total Liabilities and Stockholders'
      Equity                                $   716,545       $   741,894

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months Ended Dec 31, 2003 and 2002
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended Dec 31, 2003 and 2002,reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                  Dec 30,
                               2003      2002

Operating Income:
  Interest                  $17,764   $19,298
  Other Income               ( 674)  (13,002)

    Total Operating Income  $17,090   $ 6,296

Operating Expenses:
  Management Fees            12,000    12,000
  Legal and Audit             7,794     7,104
  Other Operating Expenses   10,622    12,002

   Total Operating Expenses  $30,416   $31,106

Income (Loss) from Operations(13,326) (24,810)
  Provision for Income Taxes$     0   $     0

Net Income (Loss)           (13,326)  (24,810)

Earnings Per Common Share   $     0   $     0

Dividends per Common Share  $     0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/03

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended Dec 31, 2003 and 2002
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Three Months Ended
                                                         Dec 31,
                                                 2003              2002
Cash Flows from Operating Activities:
  Interest Received                         $  17,764         $  19,298
  Other Income Received                          (674)              852
  Legal, Audit and Management Fees Paid       (19,794)          (19,104)
  Cash Paid to Suppliers for
    Operating Expenses                        (9,901)          (11,367)

  Net Cash Provided (Used)
    by Operating Activities                 $ (12,605)        $ (10,321)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                  44,381            3,951
    Advances to Affiliates                     (2,981)              0
  Purchase of Real Estate Contracts                 0               0

  Buyers Escrow Received (Paid)                 3,022             3,119
  Tax Certificates Collected (Purchased)       (1,337)           (1,189)
  Principal Paid on Contract Payable             0               (8,157)

    Net Cash Provided (Used)
      by Investing Activities               $  24,085         $ (2,276)

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  11,480         $ (12,597)
Cash & Cash Equivalents at
  Beginning of Period                       $     842         $  21,244

Cash and Cash Equivalents at End of Period  $  12,322         $   8,647

                                     EX-27
                            ART. 5 FDS FOR 12/31/03

PERIOD-TYPE                                      3-months
FISCAL-YEAR-END                               SEP-30-2004
PERIOD-END                                    DEC-31-2003
CASH                                               12,322
SECURITIES                                              0
RECEIVABLES                                       657,396
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                     40,693
PP&E                                               19,330
DEPRECIATION                                       13,196
TOTAL-ASSETS                                      716,545
CURRENT-LIABILITIES                                 8,118
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        716,545
SALES                                                   0
TOTAL-REVENUES                                     17,090
CGS                                                     0
TOTAL-COSTS                                        30,416

OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (13,326)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (13,326)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0