Form 10-Q
period 2004-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2004-05-10
CIK 205462

QUARTERLY REPORT FOR 03/04
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED March 31, 2004        Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



               2920 Harrison St., Davenport, Iowa          52803

              (Address of principal executive offices)  (Zip Code)




      Registrant's telephone number, including area code    (563) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for
at least the past 90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              March 31, 2004



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the six months ended March 31, 2004 increased $12,578 as compared to the six month period ended March 31, 2003.


                                    EX-99.2
                          OTHER INFORMATION FOR 03/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 03/04

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/04

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

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Sharon L. Miller, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Jennifer Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2004 and 2003
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2004        2003        2004        2003

Common Shares Outstanding:

  Beginning of Period        11,226,699  11,226,699    11,226,699    11,226,699

  End of Period              11,226,699  11,226,699    11,226,699    11,226,699

Average Number of Shares
  Outstanding for the Period 11,226,699  11,226,699    11,226,699    11,226,699


  Net Income (Loss)                1459         365       (11,867)     (24,445)
Earnings (Loss) Per Common Share:

   Net Income                $     0.00  $     0.00    $     0.00    $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/04
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2004 and 2003
                                  (Unaudited)

                                                        March 31,
                                                   2004              2003
Assets
Current Assets:
  Cash in Bank                              $    35,021       $    55,010
  Other Current Assets                           10,761             7,624
    Total Current Assets                    $    45,782       $    62,634

Investments:
  Investment in Affiliated Company          $         0       $         0
  Contracts Receivable-Real Estate              665,909           663,849
  Real Estate on Hand                                 0             5,550
  Equipment                                       5,413             8,756
    Total Investments                       $   671,322       $   678,155

      Total Assets                          $   717,104       $   740,789

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     7,217       $     4,953
Contracts Payable                                     0                 0
    Total Current Liabilities               $     7,217       $     4,953
Long Term Liabilities:
Contracts Payable                           $         0       $         0
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     7,217       $     4,953

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,037,777)       (3,011,777)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   709,887       $   735,836

    Total Liabilities and Stockholders'
      Equity                                $   717,104       $   740,789

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2004 and 2003
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2004 and 2003, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2004      2003        2004        2003

Operating Income:
  Interest                  $21,117  $ 22,942       $38,881    $42,240
  Other Income               10,286     1,051         9,612    (11,951)

    Total Operating Income  $31,403  $ 23,993       $48,493    $30,289

Operating Expenses:
  Management Fees           $12,000  $ 12,000       $24,000    $24,000
  Legal and Audit               736       876         8,530      7,980
  Other Operating Expenses   17,208    10,752        27,830     22,754

    Total Operating Expenses$29,944  $ 23,628       $60,360    $54,734

Income(Loss)from Operations $ 1,459  $    365      $(11,867)  $(24,445)
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)           $ 1,459  $    365      $(11,867)  $(24,445)

Earnings Per Common Share   $     0   $     0       $     0    $     0
Dividends per Common Share  $     0   $     0       $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2004 and 2003
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2004              2003
Cash Flows from Operating Activities:
  Interest Received                         $  38,881         $  42,240
  Other Income Received                        11,054             1,901
  Legal, Audit and Management Fees Paid       (32,530)          (31,980)
  Cash Paid to Suppliers for
    Operating Expenses                        (29,811)          (21,169)
  Net Cash Provided (Used)
    by Operating Activities                 $ (12,406)         $( 9,008)
Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0                 0
  Net Cash Provided (Used)
    by Financing Activities                 $       0                 0

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  36,136            55,207
  Purchase of Real Estate Contracts                 0                 0
  Buyers Escrow Received                        2,121             1,649
  Tax Certificates Collected (Purchased)        8,328              (374)
  Principal Reduction on Contracts Payable          0            (8,157)
  Purchase of real estate                           0            (5,550)
   Net Cash Provided (Used)
      by Investing Activities               $  46,585         $  42,775

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  34,179         $  33,767
Cash & Cash Equivalents at
  Beginning of Period                       $     842         $  21,244

Cash and Cash Equivalents at End of Period  $  35,021         $  55,011

                                     EX-27
                            ART. 5 FDS FOR 03/31/04
PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2004
PERIOD-END                                    MAR-31-2004
CASH                                               35,021
SECURITIES                                              0
RECEIVABLES                                       665,909
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                     10,761
REAL ESTATE                                             0
PP&E                                               19,330
DEPRECIATION                                       13,917
TOTAL-ASSETS                                      717,104
CURRENT-LIABILITIES                                 4,953
LONG-LIABILITIES                                        0
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        717,104
SALES                                                   0
TOTAL-REVENUES                                     48,493
CGS                                                     0
TOTAL-COSTS                                        60,360
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (11,867)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (11,867)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0