Form 10-Q
period 2004-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2004-08-11
CIK 205462

QUARTERLY REPORT FOR 06/04

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2004        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2004



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2004 increased $15,503 as compared to the nine month period ended June 30, 2003. Realized gross profit from sale of real estate for the nine months ended June 30, 2004 was $10,062, compared to a net loss of $16,699 for the nine months ended June 30, 2003.




                                    EX-99.2
                          OTHER INFORMATION FOR 06/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/04

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/04

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


 Dated___________________              By:_____________________________________
                                          Jenni Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2004 and 2003
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2004        2003          2004        2003

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $   (4,217) $   (7,142)   $  (16,084) $  (31,587)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2004 and 2003
                                  (Unaudited)

                                                           June 30,
                                                   2004              2003
Assets
Current Assets:
  Cash in Bank                              $    23,398       $   100,201
  Other Current Assets                            1,762             9,460
    Total Current Assets                    $    25,160       $   109,661

Investments:
  Contracts Receivable-Real Estate              642,909           618,360
  Real Estate on Hand                            42,616                 0
  Equipment                                       4,693             7,805
    Total Investments                       $   690,218       $   626,165

      Total Assets                          $   715,378       $   735,826

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     9,709       $     7,132
    Total Current Liabilities               $     9,709       $     7,132
Long Term Liabilities:
Contracts Payable                           $         0       $         0
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     9,709       $     7,132

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,041,944)       (3,018,919)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   705,669       $   728,694

    Total Liabilities and Stockholders'
      Equity                                $   715,378       $   735,826

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2004 and 2003
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2004 and 2003, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2004      2003             2004      2003

Operating Income:
  Interest                  $19,759   $19,715         $ 58,640   $61,955
  Other Income                3,359    (1,977)          12,971   (13,928)

    Total Operating Income  $23,118   $17,738         $ 71,611   $48,027

Operating Expenses:
  Management Fees            12,000    12,000           36,000    36,000
  Legal and Audit               907       752            9,437     8,732
  Other Operating Expenses   14,429    12,128           42,259    34,882

    Total Operating Expenses$27,336   $24,880         $ 87,696   $79,614

Income (Loss) from Operations(4,218)   (7,142)         (16,085)  (31,587)
  Provision for Income Taxes$     0   $     0         $      0  $      0

Net Income (Loss)           $(4,218)  $(7,142)        $(16,085) $(31,587)

Earnings Per Common Share   $     0   $     0         $      0   $     0

Dividends per Common Share  $     0   $     0         $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/04
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2004 and 2003
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2004              2003
Cash Flows from Operating Activities:
  Interest Received                         $  58,640         $  61,955
  Other Income Received                         2,909             2,771
  Legal, Audit and Management Fees Paid       (45,437)          (44,732)
  Cash Paid to Suppliers for
    Operating Expenses                        (43,859)          (36,194)

  Net Cash Provided (Used)
    by Operating Activities                 $ (27,747)        $ (16,200)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                 187,492           100,696
  Purchase of Real Estate Contracts          (108,500)                0
  Purchase and Sale of Real Estate (net)      (42,616)                0
  Buyers Escrow Received (Paid)                 4,613             4,828
  Tax Certificates Collected (Purchased)        9,314            (2,210)
  Principal Paid on Contract Payable                0            (8,157)

    Net Cash Provided (Used)
      by Investing Activities               $  50,303         $  95,157

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  22,556         $  78,957
Cash & Cash Equivalents at
  Beginning of Period                       $     842         $  21,244

Cash and Cash Equivalents at End of Period  $  23,398         $ 100,201

                                     EX-27
                            ART. 5 FDS FOR 06/30/04

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2004
PERIOD-END                                    JUN-30-2004
CASH                                               23,398
SECURITIES                                              0
RECEIVABLES                                       642,909
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                      1,762
PP&E                                               19,330
DEPRECIATION                                       14,638
TOTAL-ASSETS                                      715,378
CURRENT-LIABILITIES                                 9,709
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        705,669
SALES                                                   0
TOTAL-REVENUES                                     71,611
CGS                                                     0
TOTAL-COSTS                                        87,696
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (16,085)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (16,085)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0