Form 10-K
period 2004-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2004-12-21
CIK 205462

FORM 10-K FOR 9/30/04


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2004       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/04


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $5,912 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2004 are sixteen real estate contracts receivable.

Results of Operations

        The income from operations for the year ended September 30, 2004 increased $15,244 compared to the year ended September 30, 2003.

        Total revenue increased $25,985. This was primarily due to a increase in profit on sale of real estate contracts.

        Operating expenses increased $10,741. The increase resulted from the following:

        The Company utilizes the employees of a related entity. For the fiscal year ended September 30, 2004, the Company paid the related entity $23,327 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2003, those payments were $21,678.

	Other operating expenses increased $9,092.


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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,600 shares of Registrant's stock outstanding on September 30, 2004.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2004, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2004, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Joyce Whitt     55      President       July 2004       Next Annual
                                                        Shareholders'
                                                        Meeting

Jennifer Burkhart 37    Secretary       June 2003       Next Annual
                                                        Shareholders'
                                                        Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which she was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Joyce Whitt has been involved in the real estate business for the past three (3) years. She has been actively involved in property management/investment during that period.

          2. Jennifer Burkhart has worked for seven (7) years for a real estate investment property company, buying and selling real estate for the company.

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


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
                                          Joyce Whitt, President



                                       This corporation has no treasurer.



 Dated                                 By:
                                          Jennifer Burkhart, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10k
September 30, 2004



                                               September 30,
                             2004       2003       2002       2001       2000
1.  Net Operating
       Revenues           $ 95,660  $  69,675  $  84,103  $ 146,158   $102,944

2. Income (Loss) from
      Operations          $(23,285) $ (38,529) $ (13,923) $  41,683   $ 12,710

   Per Share Earnings
      (Loss)              $ ( .00)  $     .00  $     .00  $     .00   $    .00

3. Working Capital        $ 48,304  $  12,852  $  28,304  $ 116,950   $ 60,557

4. Total Assets           $704,722  $ 728,849  $ 772,058  $ 791,359   $756,621

5. Long Term Obligations
    Mortgage Payable      $   .00   $    .00   $   3,294  $   8,167   $ 12,947


6. Cash Dividends per
     Common Share         $   .00   $    .00   $     .00  $     .00   $    .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

To The Board of Directors
Hynes & Howes Insurance Counselors
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2004, 2003 and 2002, and the related statements of operations, stockholers' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes &
Howes Insurance Counselors, Inc. as of September 30, 2004, 2003, and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.





Shapley, Shapley & Moorhead, P.C.
Certified Public Accountants
Davenport, Iowa
November 19, 2004


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2004, 2003, and 2002



                                                   September 30,
          Assets                      2004             2003            2002
Current Assets:
 Cash in Bank                       $46,294       $       842     $    21,244
 Other Current Assets (Note 3)        8,264            19,106          15,542

      Total Current Assets          $54,558       $    19,948     $    36,786

Other Assets:

 Real Estate Contracts Receivable(Note 4)$637,390 $702,046 $670,761
 Equipment (Note 5)	      12,774        6,855        10,657
 Investment in real estate        00           00        53,854
      Total Other Assets    $650,164 $    708,901    $  735,272

      Total Assets          $704,722 $    728,849    $  772,058


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2004, 2003 and 2002


                                                     September 30,
Liabilities & Stockholders' Equity      2004       2003           2002
Current Liabilities:
   Buyers Escrow                       $6,254    $   5,096    $   3,304
   Accounts Payable                        00        2,000          315
   Contracts Payable                   $   00    $      00    $   4,863

      Total Current Liabilities        $6,254    $   7,096    $   8,482
Long Term Liabilities:
   Contracts Payable                       00    $      00    $   3,294

      Total Liabilities                $6,254    $   7,096    $  11,776


Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                            $3,780,765    $3,780,765   $ 3,780,765
   Paid in Capital                             100           100           100
   Retained Earnings (Deficit)          (3,049,145)   (3,025,860)   (2,987,331)
   Treasury Stock, at Cost                 (33,252)      (33,252)      (33,252)

   Total Stockholders' Equity           $  698,468    $  721,753   $   760,282

   Total Liabilities & Stockholders'Equity$704,722    $  728,849   $   772,058


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2004, 2003 and 2002


                                              Year Ended September 30,
                                      2004            2003            2002

Balance at Beginning of Year    $ (3,025,860)    $ (2,987,331)   $ (2,973,408)

Income (Loss) for the Year           (23,285)         (38,529)        (13,923)

Balance at End of Year          $ (3,049,145)    $ (3,025,860)   $ (2,987,331)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2004, 2003 and 2002

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2004, 2003 and 2002



                                            Year Ended September 30,
                                       2004            2003            2002
Operating Income:
   Interest Income                $  74,948       $   82,464       $  86,803
   Other Income                      20,712          (12,789)         (2,700)
      Total Operating Income         95,660       $   69,675       $  84,103

Operating Expenses:
   Interest Expense               $      00       $       84       $     945
   Legal and Audit Fees               9,916            9,127           8,637
   Payroll expense (Note 2)          23,327           21,679          18,210
   Management Fees (Note 2)          48,000           48,000          48,000
   Repairs and Maintenance            6,999            3,010           1,023
   Other Operating Expenses          30,703           26,304          21,211
      Total Operating Expenses    $ 118,945        $ 108,204       $  98,026

Income From Operations            $ (23,285)      $  (38,529)      $ (13,923)

Income (Loss) Before Income Taxes $ (23,285)      $  (38,529)      $ (13,923)
   Provision for Income Taxes
   (Note 10)                              0               0               0
      Net Income (Loss)           $ (23,285)      $  (38,529)      $ (13,923)

Earnings (Loss) Per Common Share
   (Note 6)                       $     .00       $     .00       $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2004, 2003 and 2002
                 Increase (Decrease) in Cash and Cash Equivalent


                                                 Year Ended September 30,
                                          2004          2003        2002
Cash Flow from Operating Activities:
   Interest Received                  $  74,948     $  82,464   $  86,803
   Miscellaneous Income Received          3,366         3,910       2,898
   Interest Paid                             00       (    84)     (  945)
   Legal, Audit and Management
     Fees Paid                          (57,916)      (57,127)    (56,637)
   Repairs and Maintenance Paid         ( 6,999)      ( 3,010)    ( 1,081)
   Cash Paid to Suppliers for
      Operating Expenses                (50,843)      (44,496)    (36,053)

      Net Cash Provided (Used) by
        Operating Activities        $   (37,444)    $ (18,343)  $ ( 5,015)

Cash Flows from Investing Activities:
   Principal Collected on
     Real Estate Contracts $   231,701     $  189,340   $  94,120
   Sale of Real Estate              00         40,000          00
   Buyers Escrow Collected (Paid)1,158          1,792        (866)
   Purchase of Real Estate
     Contracts Receivable     (146,500)        (224,925) (150,377)
   (Purchase) Redeem Tax Certificates 7,624  (2,064)   (3,268)
   Acquisition of Equipment   (9,106)            00    (3,002)
   Purchase of Real Estate        00             00   (15,868)
   Earnest Money Received         00             00        00
   Sale of investment in affiliate00             00     3,271
   Advance from (to) affiliate (1,981)        1,955        00
   Net Cash Provided (Used) by
     Investing Activities       $ 82,896           6,098  $ (75,990)

Cash Flows from Financing Activities:
   Payments on Loans            $     00       $  (8,157) $  (4,455)

      Net Cash Provided (Used) by
         Financing Activities                0        $  (8,157) $  (4,455)

   Net Increase (Decrease) in Cash and
      Cash Equivalents                   45,452       $ (20,402) $ (85,460)
Cash and Cash Equivalents at Beginning
   of Year                                  842          21,244    106,704
Cash and Cash Equivalents at
   End of Year                           46,294       $     842  $  21,244


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2004, 2003 and 2002
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                          Year Ended September 30,
                                    2004            2003            2002

Net Income (Loss)              $(23,285)   $ (38,529)      $(13,923)
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
     Loss (Gain) on Sale of Real Estate (17,346) 16,699    5,598
   Depreciation             3,187           3,802          3,368
   Increase (Decrease)
     in Accounts Payable       00            (315)           (58)

         Total Adjustments $ (14,159)   $  20,186       $  8,908

Net Cash Provided (Used) by Operating
   Activities              $ (37,444)   $ (18,343)      $ (5,015)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2004, 2003 and 2002



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




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2004, 2003 and 2002



Note 2 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company pays a retainer fee of $4,000 per month
         Oak Helm Partners is an affiliated company due to common ownership and control.

         The Company occupies office space in a building located at 2920 Harrison Street, Davenport, Iowa, owned by the Heather Trust. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $1350 until January 1, 2005 when a new 5 year lease will be signed. Heather Trust is an affiliated entity due to common ownership and control.

         The following is a schedule of rent commitments for the next 3 months.

              Year Ending:
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




Note 3 - Other Current Assets
                                         2004        2003          2002

	Account receivable-affiliate $    26          45            00
	Real estate contracts receivable
           current portion (Note 4)    6,548   $   9,747      $  8,292
         Real estate tax certificates  1,690       9,314         7,250
              Total                  $ 8,264   $  19,106      $ 15,542

Note 4 - Real Estate Contracts Receivable

                                            2004        2003          2002

         Contracts receivable           $643,938    $711,793      $679,053
         Less current portion (Note 3)     6,548       9,747         8,292
         Long-term portion              $637,390    $702,046      $670,761

        At September 30, 2004, 2003, and 2002 there were sixteen, eighteen and eighteen contracts receivable, respectively. The monthly payment of principal and interest was $5,912 at September 30, 2004, $7,676 at September 30, 2003, and $7,104 at September 30, 2002. Interest rates on these contracts varies from 9% to 13%.

         Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 2004, 2003 and 2002



Note 5 - Equipment

                                  2004           2003            2002

         Office equipment        $19,252      $  19,330      $ 19,330
         Accumulated depreciation  6,478         12,475         8,674
         Book value              $12,774      $   6,855      $ 10,656

         Depreciation expense (A)$ 3,187      $   3,802      $  3,368
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 6 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2004, 2003 and 2002 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,669 shares issued and outstanding.

         Earnings (Loss) Per Share      2004          2003                2002

           Net Income (Loss)        $(23,285)    $ (38,529)        $    (13,923)
           Average number of shares
           outstanding            11,222,699     11,222,699          11,222,699

           Earnings Per Share   $(0.002075)      $(0.003433)       $ (0.001241)


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2004, 2003 and 2002


Note 7 - Stock Held in Escrow

         At September 30, 2004, 2003 and 2002 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

Note 8 - Contingent Liability for Rescission of Capital Stock Sales

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

Note 9 - Contingent Liability on Pending Litigation

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2005                         103,586
         September 30, 2006                         151,762
         September 30, 2007                         115,144
         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
                                                   ________
         Total deferred income tax:                $449,237
		Less-valuation allowance           (449,237)
                                                   ________
                 Net Deferred Income Tax           $      0


                              EX-99.23
                        ART. 5 FDS FOR 9/30/04
PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2004
PERIOD-END                                     SEP-30-2004
CASH				                    46,294
SECURITIES				                 0
RECEIVABLES				           637,390
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      54,558
PP&E                                                19,252
DEPRECIATION                                         6,478
TOTAL-ASSETS                                       704,722
CURRENT-LIABILITIES                                  6,254
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         704,722
SALES                                                    0
TOTAL-REVENUES                                      95,660
CGS                                                      0
TOTAL-COSTS                                        118,945
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                      (23,285)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                         (23,285)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0