Form 10-Q
period 2004-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2005-02-10
CIK 205462

QUARTERLY REPORT FOR 12/04

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2004        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 December 31, 2004



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the three months ended December 31, 2004 decreased $15,840 as compared to the three month period ended December 31, 2003.




                                    EX-99.2
                          OTHER INFORMATION FOR 12/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/04

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/04

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Joyce Whitt, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Jenni Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months Ended December 31, 2004 and 2003
                                  (Unaudited)


                                  Three Months Ended
                                        Dec 31,
                                    2004        2003

Common Shares Outstanding:

  Beginning of Period         11,226,669  11,226,699

  End of Period               11,226,669  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,669  11,226,699

  Net Income (Loss)           $  (29,166) $ (13,326)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             Dec 31, 2004 and 2003
                                  (Unaudited)

                                                           Dec 31,
                                                   2004              2003
Assets
Current Assets:
  Cash in Bank                              $       248       $   12,322
  Other Current Assets                            7,729           40,693
    Total Current Assets                    $     7,977       $   53,015

Investments:
  Investment in Affiliated Company          $         0       $        0
  Contracts Receivable-Real Estate              634,797          657,396
  Real Estate on Hand                            44,121                0
  Equipment                                      11,828            6,134
    Total Investments                       $   690,746       $  663,530

      Total Assets                          $   698,723       $  716,545

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     9,166       $    8,118
Contracts Payable                                20,000                0
    Total Current Liabilities               $    29,166       $    8,118
Long Term Liabilities:
Contracts Payable                                     0                0
    Total Long Term Liabilities	            $         0       $        0
              Total Liabilities             $    29,166       $    8,118

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $3,780,765
  Paid in Capital                                   100              100
  Retained Earnings (Deficit)                (3,078,056)      (3,039,186)
  Treasury Stock, at cost                       (33,252)         (33,252)

    Total Stockholders' Equity              $   669,556       $  708,427

    Total Liabilities and Stockholders'
      Equity                                $   698,723       $  716,545

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months Ended Dec 31, 2004 and 2003
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended Dec 31, 2004 and 2003, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                  Dec 30,
                               2004      2003

Operating Income:
  Interest                  $  14,689   $17,764
  Other Income                  1,269   (   674)

    Total Operating Income  $  15,958   $17,090

Operating Expenses:
  Management Fees              12,000    12,000
  Legal and Audit               8,780     7,794
  Other Operating Expenses     24,344    10,622

   Total Operating Expenses $  45,124   $30,416

Income (Loss) from Operations (29,166)  (13,326)
  Provision for Income Taxes$       0   $     0

Net Income (Loss)             (29,166)  (13,326)

Earnings Per Common Share   $       0   $     0

Dividends per Common Share  $       0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/04

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended Dec 31, 2004 and 2003
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Three Months Ended
                                                         Dec 31,
                                                 2004              2003
Cash Flows from Operating Activities:
  Interest Received                         $  14,689         $  17,764
  Other Income Received                         1,269              (674)
  Legal, Audit and Management Fees Paid       (20,780)          (19,794)
  Cash Paid to Suppliers for
    Operating Expenses                        (23,333)           (9,901)

  Net Cash Provided (Used)
    by Operating Activities                 $ (28,155)        $ (12,605)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                   2,593            44,381
    Advances to Affiliates                          0            (2,981)
  Purchase of Real Estate Contracts                 0                 0
  Purchase of Real Estate                     (44,121)                0
  Buyers Escrow Received (Paid)                 2,912             3,022
  Tax Certificates Collected (Purchased)          725            (1,337)
  Principal Paid on Contract Payable                0                 0

    Net Cash Provided (Used)
      by Investing Activities               $ (37,891)         $ 24,085

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0
  Proceeds from loans payable                  20,000                 0
    Net Cash Provided (Used)
      by Financing Activities               $  20,000         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (46,046)        $  11,480)
Cash & Cash Equivalents at
  Beginning of Period                       $  46,294         $     842

Cash and Cash Equivalents at End of Period  $     248         $  12,322
                                     EX-27
                            ART. 5 FDS FOR 12/31/04

PERIOD-TYPE                                      3-months
FISCAL-YEAR-END                               SEP-30-2005
PERIOD-END                                    DEC-31-2004
CASH                                                  248
SECURITIES                                              0
RECEIVABLES                                       634,797
ALLOWANCES                                              0
REAL ESTATE					   44,121
CURRENT-ASSETS                                      7,729
PP&E                                               19,252
DEPRECIATION                                        7,424
TOTAL-ASSETS                                      698,723
CURRENT-LIABILITIES                                29,166
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        698,723
SALES                                                   0
TOTAL-REVENUES                                     15,958
CGS                                                     0
TOTAL-COSTS                                        45,124

OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (29,166)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (29,166)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0