Form 10-Q
period 2005-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2005-05-10
CIK 205462

QUARTERLY REPORT FOR 03/05
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED March 31, 2005        Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



               2920 Harrison St., Davenport, Iowa          52803

              (Address of principal executive offices)  (Zip Code)




      Registrant's telephone number, including area code    (563) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for
at least the past 90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              March 31, 2005



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the six months ended March 31, 2005 decreased $20,016 as compared to the six month period ended March 31, 2004.


                                    EX-99.2
                          OTHER INFORMATION FOR 03/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 03/05

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/05

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


 Dated___________________              By:_____________________________________
                                          Jennifer Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2005 and 2004
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2005        2004        2005        2004

Common Shares Outstanding:

  Beginning of Period        11,226,699  11,226,699    11,226,699    11,226,699

  End of Period              11,226,699  11,226,699    11,226,699    11,226,699

Average Number of Shares
  Outstanding for the Period 11,226,699  11,226,699    11,226,699    11,226,699


  Net Income (Loss)              (2,972)      1,459       (31,883)     (11,867)
Earnings (Loss) Per Common Share:

   Net Income                $     0.00  $     0.00    $     0.00    $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/05
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2005 and 2004
                                  (Unaudited)

                                                        March 31,
                                                   2005              2004
Assets
Current Assets:
  Cash in Bank                              $     5,727       $    35,021
  Other Current Assets                            6,574            10,761
    Total Current Assets                    $    12,301       $    45,782

Investments:
  Contracts Receivable-Real Estate              638,728           665,909
  Real Estate on Hand                            43,383                 0
  Equipment                                      11,512             5,413
    Total Investments                       $   693,623       $   671,322

      Total Assets                          $   705,924       $   717,104

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     8,339       $     7,217
Loan Payable                                     30,000                 0
Accounts Payable                                  1,000                 0
    Total Current Liabilities               $    39,339       $     7,217
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $    39,339       $     7,217

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,081,028)       (3,037,777)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   666,585       $   709,887

    Total Liabilities and Stockholders'
      Equity                                $   705,924       $   717,104

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2005 and 2004
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2005 and 2004, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2005      2004        2005        2004

Operating Income:
  Interest                  $17,911  $ 21,117       $32,600    $38,881
  Other Income                 (488)   10,286           781      9,612

    Total Operating Income  $17,423  $ 31,403       $33,381    $48,493

Operating Expenses:
  Management Fees           $12,000  $ 12,000       $24,000    $24,000
  Legal and Audit               282       736         9,062      8,530
  Other Operating Expenses    7,858    17,208        32,202     27,830

    Total Operating Expenses$10,140  $ 29,944       $65,264    $60,360

Income(Loss)from Operations $(2,717) $  1,459      $(31,883)  $(11,867)
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)           $(2,717)  $ 1,459      $(31,883)  $(11,867)

Earnings Per Common Share   $     0   $     0       $     0    $     0
Dividends per Common Share  $     0   $     0       $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2005 and 2004
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2005              2004
Cash Flows from Operating Activities:
  Interest Received                         $  32,600         $  38,881
  Other Income Received                           781            11,054
  Legal, Audit and Management Fees Paid       (33,062)          (32,530)
  Cash Paid to Suppliers for
    Operating Expenses                        (29,940)          (29,811)
  Net Cash Provided (Used)
    by Operating Activities                 $ (29,621)         $(12,406)
Cash Flow from Financing Activities:
   Proceeds from loan receivable               30,000                 0
   Purchase of Equipment                    $       0                 0
  Net Cash Provided (Used)
    by Financing Activities                 $  30,000                 0

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  39,157            36,136
  Purchase of Real Estate Contracts           (40,495)                0
  Buyers Escrow Received                        2,085             2,121
  Tax Certificates Collected (Purchased)        1,690             8,328
  Purchase of real estate                     (43,383)                0
   Net Cash Provided (Used)
      by Investing Activities               $ (40,946)        $  46,585

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (40,567)        $  34,179
Cash & Cash Equivalents at
  Beginning of Period                       $  46,294         $     842

Cash and Cash Equivalents at End of Period  $   5,727         $  35,021

                                     EX-27
                            ART. 5 FDS FOR 03/31/05
PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2005
PERIOD-END                                    MAR-31-2005
CASH                                                5,727
SECURITIES                                              0
RECEIVABLES                                       638,728
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                      6,574
REAL ESTATE                                        43,383
PP&E                                               19,252
DEPRECIATION                                        7,740
TOTAL-ASSETS                                      705,924
CURRENT-LIABILITIES                                39,339
LONG-LIABILITIES                                        0
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        705,924
SALES                                                   0
TOTAL-REVENUES                                     33,381
CGS                                                     0
TOTAL-COSTS                                        65,264
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (31,883)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (31,883)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0