Form 10-Q
period 2005-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2005-08-10
CIK 205462

QUARTERLY REPORT FOR 06/05

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2005        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2005



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2005 decreased $36,180 as compared to the nine month period ended June 30, 2004. Realized gross loss from sale of real estate for the nine months ended June 30, 2005 was $5,958, compared to a net profit of $10,062 for the nine months ended June 30, 2004.




                                    EX-99.2
                          OTHER INFORMATION FOR 06/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/05

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/05

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


 Dated___________________              By:_____________________________________
                                          Jenni Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2005 and 2004
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2005        2004          2005        2004

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $  (20,382) $   (4,217)   $  (52,265) $  (16,084)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2005 and 2004
                                  (Unaudited)

                                                           June 30,
                                                   2005              2004
Assets
Current Assets:
  Cash in Bank                              $    18,480       $    23,398
  Other Current Assets                               26             1,762
    Total Current Assets                    $    18,506       $    25,160

Investments:
  Contracts Receivable-Real Estate              626,323           642,909
  Real Estate on Hand                                 0            42,616
  Equipment                                       9,934             4,693
    Total Investments                       $   636,257       $   690,218

      Total Assets                          $   654,763       $   715,378

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     8,421       $     9,709
Accounts Payable                                    140                 0
    Total Current Liabilities               $     8,561       $     9,709
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     8,561       $     9,709

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,101,411)       (3,041,944)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   646,202       $   705,669

    Total Liabilities and Stockholders'
      Equity                                $   654,763       $   715,378

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2005 and 2004
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2005 and 2004, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2005      2004             2005      2004

Operating Income:
  Interest                  $12,081   $19,759         $ 44,681   $58,640
  Other Income               (3,978)    3,359           (3,197)   12,971

    Total Operating Income  $ 8,103   $23,118         $ 41,484   $71,611

Operating Expenses:
  Management Fees            12,000    12,000           36,000    36,000
  Legal and Audit               604       907            9,666     9,437
  Other Operating Expenses   15,881    14,429           48,083    42,259

    Total Operating Expenses$28,485   $27,336         $ 93,749   $87,696

Income(Loss)from Operations (20,382)   (4,218)         (52,265)  (16,085)
  Provision for Income Taxes$     0   $     0         $      0  $      0

Net Income (Loss)          $(20,382)  $(4,218)        $(52,265) $(16,085)

Earnings Per Common Share   $     0   $     0         $      0   $     0

Dividends per Common Share  $     0   $     0         $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/05
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2005 and 2004
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2005              2004
Cash Flows from Operating Activities:
  Interest Received                         $  44,681         $  58,640
  Other Income Received                        (3,197)            2,909
  Legal, Audit and Management Fees Paid       (45,666)          (45,437)
  Cash Paid to Suppliers for
    Operating Expenses                        (57,104)          (43,859)

  Net Cash Provided (Used)
    by Operating Activities                 $ (61,286)        $ (27,747)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                  58,110           187,492
  Purchase of Real Estate Contracts           (40,495)         (108,500)
  Purchase and Sale of Real Estate (net)       42,000           (42,616)
  Buyers Escrow Received (Paid)                 2,167             4,613
  Tax Certificates Collected (Purchased)        1,690             9,314
  Principal Paid on Contract Payable          (30,000)                0

    Net Cash Provided (Used)
      by Investing Activities               $  33,472         $  50,303

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  46,294         $  22,556
Cash & Cash Equivalents at
  Beginning of Period                       $ (27,814)        $     842

Cash and Cash Equivalents at End of Period  $  18,480         $  23,398

                                     EX-27
                            ART. 5 FDS FOR 06/30/05

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2005
PERIOD-END                                    JUN-30-2005
CASH                                               18,480
SECURITIES                                              0
RECEIVABLES                                       626,323
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                         26
PP&E                                               19,252
DEPRECIATION                                        9,317
TOTAL-ASSETS                                      654,763
CURRENT-LIABILITIES                                 8,561
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        646,202
SALES                                                   0
TOTAL-REVENUES                                     41,484
CGS                                                     0
TOTAL-COSTS                                        93,749
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (52,265)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (52,265)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0