Form 10-K/A
period 2004-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2005-10-04
CIK 205462

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





Shapley, Shapley & Moorhead, P.C.
Certified Public Accountants
Davenport, Iowa
November 19, 2004


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2004, 2003, and 2002



                                                  September 30,
          Assets                     2004             2003            2002
Current Assets:
 Cash in Bank                      $46,294       $       842     $    21,244
 Other Current Assets (Note 3)       8,264            19,106          15,542

      Total Current Assets         $54,558       $    19,948     $    36,786

Other Assets:

 Real Estate Contracts Receivable(Note 4)$637,390 $ 702,046     $   670,761
 Equipment (Note 5)	           12,774             6,855          10,657
 Investment in real estate             00                00          53,854
      Total Other Assets          $650,164       $  708,901     $   735,272

      Total Assets                $704,722       $  728,849     $   772,058


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


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2004, 2003 and 2002
                 Increase (Decrease) in Cash and Cash Equivalent


                                            Year Ended September 30,
                                         2004          2003        2002
Cash Flow from Operating Activities:
   Interest Received                 $  74,948     $  82,464   $  86,803
   Miscellaneous Income Received         3,366         3,910       2,898
   Interest Paid                            00       (    84)     (  945)
   Legal, Audit and Management
     Fees Paid                         (57,916)      (57,127)    (56,637)
   Repairs and Maintenance Paid        ( 6,999)      ( 3,010)    ( 1,081)
   Cash Paid to Suppliers for
      Operating Expenses               (50,843)      (44,496)    (36,053)

      Net Cash Provided (Used) by
        Operating Activities       $   (37,444)    $ (18,343)  $ ( 5,015)

Cash Flows from Investing Activities:
   Principal Collected on
    Real Estate Contracts        $  231,701     $ 189,340   $  94,120
   Sale of Real Estate                   00        40,000          00
   Buyers Escrow Collected (Paid)     1,158         1,792        (866)
   Purchase of Real Estate
     Contracts Receivable          (146,500)     (224,925)   (150,377)
   (Purchase) Redeem Tax Certificates 7,624        (2,064)     (3,268)
   Acquisition of Equipment          (9,106)           00      (3,002)
   Purchase of Real Estate               00            00     (15,868)
   Earnest Money Received                00            00          00
   Sale of investment in affiliate       00            00       3,271
   Advance from (to) affiliate       (1,981)        1,955          00
   Net Cash Provided (Used) by
     Investing Activities         $   82,896         6,098   $ (75,990)

Cash Flows from Financing Activities:
   Payments on Loans              $       00     $  (8,157)  $  (4,455)

      Net Cash Provided (Used) by
         Financing Activities              0     $  (8,157)  $  (4,455)

   Net Increase (Decrease) in Cash and
      Cash Equivalents                45,452     $ (20,402)  $ (85,460)
Cash and Cash Equivalents at Beginning
   of Year                               842         21,244    106,704
Cash and Cash Equivalents at
   End of Year                        46,294     $      842  $  21,244


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2004, 2003 and 2002
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                          Year Ended September 30,
                                       2004         2003           2002

Net Income (Loss)                 $(23,285)   $ (38,529)      $(13,923)
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
     Loss (Gain) on Sale of Real Estate (17,346) 16,699          5,598
   Depreciation                      3,187        3,802          3,368
   Increase (Decrease)
    in Accounts Payable                00         (315)           (58)

         Total Adjustments         $(14,159)   $  20,186       $  8,908

Net Cash Provided (Used) by Operating
   Activities                      $(37,444)   $ (18,343)      $ (5,015)


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

        The Company utilizes the employees of Oak Helm Partners. Beginning in the fiscal year ended September 30, 2002, the Company paid Oak Helm Partners for it's prorata share of wages and payroll taxes. Beginning in the fiscal year ended September 30, 2003, the Company paid Oak Helm Partners a computed fee based on the number of real estate contracts.




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