Form 10-K
period 2005-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2005-12-21
CIK 205462

FORM 10-K FOR 9/30/05


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2005       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/05


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $5,507 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2005 are Fifteen real estate contracts receivable.

Results of Operations

        The loss from operations for the year ended September 30, 2005 increased $21,382 compared to the year ended September 30, 2004.

        Total revenue decreased $31,859. This was primarily due to a decrease in profit on sale of real estate contracts of $16,194 and a decrease in interest income of 15,704.

        Operating expenses decreased $10,477. The decrease resulted from the following:

        The Company utilizes the employees of a related entity. For the fiscal year ended September 30, 2005, the Company paid the related entity $23,148 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2004, those payments were $23,327.

	Other operating expenses decreased $10,298.


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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,600 shares of Registrant's stock outstanding on September 30, 2005.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2005, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2005, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Joyce Whitt     56      President       July 2004       Next Annual
                                                        Shareholders'
                                                        Meeting

Jennifer Burkhart 38    Secretary       June 2003       Next Annual
                                                        Shareholders'
                                                        Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which she was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Joyce Whitt has been involved in the real estate business for the past four (4) years. She has been actively involved in property management/investment during that period.

          2. Jennifer Burkhart has worked for eight (8) years for a real estate investment property company, buying and selling real estate for the company.

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



 Dated                                 By:
                                          Jennifer Burkhart, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10k
September 30, 2005



                                               September 30,
                             2005       2004       2003       2002       2001
1.  Net Operating
       Revenues          $ 63,801   $ 95,660   $  69,675  $  84,103   $ 146,158

2.  Income (Loss) from
      Operations         $(44,667)  $(23,285)  $ (38,529) $ (13,923)  $  41,683

   Per Share Earnings
      (Loss)             $  ( .00)  $   (.00)  $    (.00) $    (.00)  $     .00

3. Working Capital       $ 46,246   $ 48,304   $  12,852  $  28,304   $ 116,950

4. Total Assets          $658,939   $704,722   $ 728,849  $ 772,058   $ 791,359

5. Long Term Obligations
    Mortgage Payable     $    .00   $    .00   $     .00  $   3,294   $   8,167


6. Cash Dividends per
     Common Share        $    .00   $    .00   $     .00  $     .00   $     .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

To The Board of Directors
Hynes & Howes Insurance Counselors
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2005, 2004 and 2003, and the related statements of operations, stockholers' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes &
Howes Insurance Counselors, Inc. as of September 30, 2005, 2004, and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.





Shapley, Shapley & Moorhead, P.C.
Certified Public Accountants
Davenport, Iowa
December 7, 2005


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2005, 2004, and 2003



                                                  September 30,
          Assets                     2005             2004            2003
Current Assets:
 Cash in Bank                      $44,426         $ 46,294         $     842
 Other Current Assets (Note 3)       6,953            8,264            19,106

      Total Current Assets         $51,384         $ 54,558         $  19,948

Other Assets:

 Real Estate Contracts Receivable(Note 4)$598,567  $637,390         $ 702,046
 Equipment (Note 5)	             8,933           12,774             6,855
       Total Other Assets         $607,555         $650,164         $ 708,901

       Total Assets               $658,939         $704,722         $ 728,849


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2005, 2004 and 2003


                                                     September 30,
Liabilities & Stockholders' Equity      2005       2004           2003
Current Liabilities:
   Buyers Escrow                       $5,138     $6,254      $   5,096
   Accounts Payable                        00         00          2,000

      Total Current Liabilities        $5,138     $6,254      $   7,096
Long Term Liabilities:

      Total Liabilities                $5,138     $6,254      $   7,096

Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                       $3,780,765    $3,780,765   $ 3,780,765
   Paid in Capital                        100           100           100
   Retained Earnings (Deficit)     (3,093,812)   (3,049,145)   (3,025,860)
   Treasury Stock, at Cost            (33,252)      (33,252)      (33,252)

   Total Stockholders' Equity      $  653,801    $  698,468   $   721,753

   Total Liabilities & Stockholders'Equity$658,939$ 704,722   $   728,849


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2005, 2004 and 2003


                                              Year Ended September 30,
                                      2005            2004            2003

Balance at Beginning of Year    $ (3,049,145)    $ (3,025,860)   $ (2,987,331)

Income (Loss) for the Year           (44,667)         (23,285)        (38,529)

Balance at End of Year          $ (3,093,812)    $ (3,049,145)   $ (3,025,860)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2005, 2004 and 2003

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2005, 2004 and 2003



                                            Year Ended September 30,
                                       2005            2004            2003
Operating Income:
   Interest Income                $  59,244       $   74,948       $  82,464
   Other Income                       4,557           20,712         (12,789)
      Total Operating Income         63,801           95,660       $  69,675

Operating Expenses:
   Interest Expense               $      00       $       00       $      84
   Legal and Audit Fees              10,242            9,916           9,127
   Payroll expense (Note 2)          23,148           23,327          21,679
   Management Fees (Note 2)          48,000           48,000          48,000
   Repairs and Maintenance            1,103            6,999           3,010
   Other Operating Expenses          25,975           30,703          26,304
      Total Operating Expenses    $ 108,468          118,945       $ 108,204

Income From Operations            $ (44,667)      $  (23,285)      $ (38,529)

Income (Loss) Before Income Taxes $ (44,667)      $  (23,285)      $ (38,529)
   Provision for Income Taxes
   (Note 10)                              0                0               0
      Net Income (Loss)           $ (44,667)      $  (23,285)      $ (38,529)

Earnings (Loss) Per Common Share
   (Note 6)                       $     .00       $      .00       $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2005, 2004 and 2003
                 Increase (Decrease) in Cash and Cash Equivalent


                                            Year Ended September 30,
                                         2005          2004        2003
Cash Flow from Operating Activities:
   Interest Received                 $  59,244     $  74,948    $  82,464
   Miscellaneous Income Received         3,405         3,366        3,910
   Interest Paid                            00            00      (    84)
   Legal, Audit and Management
     Fees Paid                         (58,242)      (57,916)     (57,127)
   Repairs and Maintenance Paid        ( 1,103)      ( 6,999)     ( 3,010)
   Cash Paid to Suppliers for
      Operating Expenses               (45,337)      (50,843)     (44,496)

      Net Cash Provided (Used) by
        Operating Activities        $  (42,033)    $ (37,444)   $ (18,343)

Cash Flows from Investing Activities:
   Principal Collected on
    Real Estate Contracts           $  341,612     $ 231,701    $ 189,340
   Sale of Real Estate                      00            00       40,000
   Buyers Escrow Collected (Paid)       (1,116)        1,158        1,792
   Purchase of Real Estate
     Contracts Receivable             (302,021)     (146,500)    (224,925)
   (Purchase) Redeem Tax Certificates    1,690         7,624       (2,064)
   Acquisition of Equipment                 00        (9,106)          00
   Advance from (to) affiliate              00        (1,981)       1,955
   Net Cash Provided (Used) by
     Investing Activities           $   40,165     $  82,896    $   6,098

Cash Flows from Financing Activities:
   Payments on Loans                $       00     $      00    $  (8,157)

      Net Cash Provided (Used) by
         Financing Activities       $       00     $      00    $  (8,157)

   Net Increase (Decrease) in Cash and
      Cash Equivalents              $   (1,868)    $  45,452    $ (20,402)
Cash and Cash Equivalents at Beginning
   of Year                              46,294           842       21,244
Cash and Cash Equivalents at
   End of Year                          44,426        46,294    $     842


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2005, 2004 and 2003
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                          Year Ended September 30,
                                       2005         2004           2003

Net Income (Loss)                 $  (44,667)    $(23,285)     $ (38,529)
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
     Loss (Gain) on Sale of Real Estate(1,152)    (17,346)        16,699
   Depreciation                        3,786        3,187          3,802
   Increase (Decrease)
    in Accounts Payable                   00           00           (315)

         Total Adjustments        $    2,634      (14,159)     $  20,186

Net Cash Provided (Used) by Operating
   Activities                     $  (42,033)    $(37,444)     $ (18,343)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2005, 2004 and 2003



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




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                  Years Ended September 30, 2005, 2004 and 2003



Note 2 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company pays a retainer fee of $4,000 per month
         Oak Helm Partners is an affiliated company due to common ownership and control.

         The Company occupies office space in a building located at 2920 Harrison Street, Davenport, Iowa, owned by OHP 5, LLC. The
         Company rents approximately 700 square feet of space with furnishings at a monthly rate of $1350 until January 1, 2010 when a new 5 year lease will be signed. OHP 5, LLC is an affiliated entity due to common ownership and control.

         The following is a schedule of rent commitments for the next 5 years.

              Year Ending:
                   September 30, 2006            16,200
		   September 30, 2007		 16,200
		   September 30, 2008		 16,200
		   September 30, 2009		 16,200
		   September 30, 2010		  4,050

        The Company utilizes the employees of OHP 5, LLC. Beginning in the fiscal year ended September 30, 2002, the Company paid OHP 5, LLC for it's prorata share of wages and payroll taxes. For the fiscal year ended September 30, 2003, the Company paid OHP 5, LLC a computed fee based on the number of real estate contracts.




Note 3 - Other Current Assets
                                         2005        2004         2003

	Account receivable-insurance $    250	        0            0
	Account receivable-affiliate       26          26           45
	Prepaid expenses                1,404           0            0
	Real estate contracts receivable
           current portion (Note 4)     5,278       6,548        9,747
        Real estate tax certificates        0       1,690        9,314
              Total                  $  6,958    $  8,264    $  19,106

Note 4 - Real Estate Contracts Receivable

                                         2005        2004         2003

         Contracts receivable        $603,845    $643,938    $ 711,793
         Less current portion (Note 3)  5,278       6,548        9,747
         Long-term portion           $598,567    $637,390    $ 702,046

        At September 30, 2005, 2004, and 2003 there were fifteen, sixteen and eighteen contracts receivable, respectively. The monthly payment of principal and interest was $5,507 at September 30, 2005, $5,912 at September 30, 2004, and $7,676 at September 30, 2003. Interest rates on these contracts varies from 9.5% to 12%.

        Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 2005, 2004 and 2003



Note 5 - Equipment

                                  2005           2004            2003

         Office equipment        $19,252      $  19,252      $ 19,330
         Accumulated depreciation 10,264          6,478        12,475
         Book value                8,988         12,774         6,855

         Depreciation expense (A)$ 3,786      $   3,187      $  3,802
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 6 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2005, 2004 and 2003 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,669 shares issued and outstanding.

         Earnings (Loss) Per Share      2005          2004             2003

           Net Income (Loss)        $ (44,667)    $ (23,285)       $ (38,529)
           Average number of shares
           outstanding             11,222,699    11,222,699       11,222,699

           Earnings Per Share      $(0.003980)    $(0.002075)      $(0.003433)


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2005, 2004 and 2003


Note 7 - Stock Held in Escrow

         At September 30, 2005, 2004 and 2003 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2006                         151,762
         September 30, 2007                         115,144
         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
         September 30, 2025			     44,667
                                                   ________
         Total deferred income tax:                $390,318
		Less-valuation allowance           (390,318)
                                                   ________
                 Net Deferred Income Tax           $      0


                              EX-99.23
                        ART. 5 FDS FOR 9/30/05
PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2005
PERIOD-END                                     SEP-30-2005
CASH				                    44,426
SECURITIES				                 0
RECEIVABLES				           598,567
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      51,384
PP&E                                                19,252
DEPRECIATION                                        10,264
TOTAL-ASSETS                                       658,939
CURRENT-LIABILITIES                                  5,138
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         658,939
SALES                                                    0
TOTAL-REVENUES                                      63,801
CGS                                                      0
TOTAL-COSTS                                        108,468
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                      (44,667)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                         (44,667)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0




                                exhibit31
			       EXHIBIT (31)

	         RULE 13a-14(a)/25d-14(a) CERTIFICATIONS

I, Joyce Whitt, certify that:

	(1)  I have reviewed this 10K of Hynes and Howes Insurance Counselors;
	(2)  Based on my knowledge, this report does not contain any untrue
	     statement of a material fact or omit to state a material fact
	     necessary to make the statements made, in light of the circum-
	     stances under which such statements were made, not misleading
	     with respect to the period covered by this report;
	(3)  Based on my knowledge, the financial statements, and other financial
	     information included in this report, fairly present in all material
	     respects the financial condition, results of operations and cash
	     flows of the registrant as of, and for, the periods presented in
	     this report;
	(4)  The registrant's other certifying officers and I are responsible
	     for establishing and maintaining disclosures controls and procedures
	     (as defined in Exchange Act Rules 12a-15(e) and 15d-15(e)) and
	     internal control over financial reporting (as defined in Exchange
	     Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
	     a) Designed such disclosure controls and procedures to ensure that
	        material information relating to the registrant, including its
	        consolidated subsidiaries, is made known to us by others within
		those entities, particularly during the period in which this
		report is being prepared;
	     b) Evaluated the effectiveness of the registrant's disclosure
		controls and procedures as of a date within 90 days prior to
		the filing date of this report (the "Evaluation Date"); and
	     c) Presented in this report our conclusions about the effectiveness
	        of the disclosure controls and procedures based on our evaluation
		as of the Evaluation Date;
	(5)  The registrant's other certifying officers and I have disclosed, based
	     on our most recent evaluation, to the registrant's auditors and the
	     audit committee of registrant's board of directors:
	     a) All significant deficiencies in the design of operation of internal
		controls which could adversely affect the registrant's ability to
		record, process, summarize and report financial data and have
		identified for the registrant's auditors any material weaknesses in
		internal controls; and
	     b) Any fraud, whether or not material, that involves management or
		other employees who have a significant role in the registrant's
		internal controls; and
	(6)  The registrant's other certifying officers and I have indicated in this
	     report whether there were significant changes in internal controls or
	     in other factors that could significantly affect internal controls
	     subsequent to the date of our most recent evaluation, including any
	     corrective actions with regard to significant deficiencies and material
	     weaknesses.

Joyce Whitt
------------------------
(Joyce Whitt)
President

December 20, 2005





                                    exhibit32
                                   EXHIBIT (32)

	                  SECTION 1350 CERTIFICATIONS

Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the Company) certifies to her knowledge that:

	(1)	The Annual Report on Form 10-K of the Company for the year ended
		September 30, 2005, fully complies with the requirements of
		Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-K fairly presents, in all
		material respects, the financial condition and results of operations
		of the company.

Joyce Whitt
--------------------------
(Joyce Whitt)
President

December 20, 2005