Form 10-Q
period 2005-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2006-01-19
CIK 205462

QUARTERLY REPORT FOR 12/05

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2005        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 December 31, 2005



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the three months ended December 31, 2005 increased $13,564 as compared to the three month period ended December 31, 2004.




                                    EX-99.2
                          OTHER INFORMATION FOR 12/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/05

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/05

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


 Dated___________________              By:_____________________________________
                                          Jennifer Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months Ended December 31, 2005 and 2004
                                  (Unaudited)


                                  Three Months Ended
                                        Dec 31,
                                    2005        2004

Common Shares Outstanding:

  Beginning of Period         11,226,669  11,226,699

  End of Period               11,226,669  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,669  11,226,699

  Net Income (Loss)           $  (15,512) $ (29,166)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             Dec 31, 2005 and 2004
                                  (Unaudited)

                                                           Dec 31,
                                                   2005              2004
Assets
Current Assets:
  Cash in Bank                              $     35,875       $       248
  Other Current Assets                             5,554             7,729
    Total Current Assets                    $     41,429       $     7,977

Investments:
  Contracts Receivable-Real Estate               597,484           634,797
  Real Estate on Hand                                  0            44,121
  Equipment                                        8,042            11,828
    Total Investments                       $    605,526       $   690,746

      Total Assets                          $    646,955       $   698,723

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $      7,342       $     9,166
Contracts Payable                                      0            20,000
Accounts Payable                                   1,324                 0
    Total Current Liabilities               $      8,666       $    29,166
Long Term Liabilities:
    Total Long Term Liabilities	            $          0       $         0
              Total Liabilities             $      8,666       $    29,166

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $   3,780,765      $ 3,780,765
  Paid in Capital                                     100              100
  Retained Earnings (Deficit)                  (3,109,324)      (3,078,056)
  Treasury Stock, at cost                         (33,252)         (33,252)

    Total Stockholders' Equity              $     638,289      $   669,556

    Total Liabilities and Stockholders'
      Equity                                $     646,955       $  698,723

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months Ended Dec 31, 2005 and 2004
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended Dec 31, 2005 and 2004, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                  Dec 31,
                               2005      2004

Operating Income:
  Interest                  $  14,578   $14,689
  Other Income                    569     1,269

    Total Operating Income  $  15,147   $15,958

Operating Expenses:
  Management Fees           $  12,000   $12,000
  Legal and Audit               8,457     8,780
  Other Operating Expenses     10,202    24,344

   Total Operating Expenses $  30,659   $45,124

Income (Loss) from Operations$(15,512) $(29,166)
  Provision for Income Taxes$       0   $     0

Net Income (Loss)           $ (15,512) $(29,166)

Earnings Per Common Share   $       0   $     0

Dividends per Common Share  $       0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/05

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended Dec 31, 2005 and 2004
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Three Months Ended
                                                         Dec 31,
                                                 2005              2004
Cash Flows from Operating Activities:
  Interest Received                         $  14,578         $  14,689
  Other Income Received                           569             1,269
  Legal, Audit and Management Fees Paid       (20,457)          (20,780)
  Cash Paid to Suppliers for
    Operating Expenses                        ( 6,528)          (23,333)

  Net Cash Provided (Used)
    by Operating Activities                 $ (11,838)        $ (28,155)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $   1,083         $   2,593
  Purchase of Real Estate                           0           (44,121)
  Buyers Escrow Received (Paid)                 2,204             2,912
  Tax Certificates Collected (Purchased)            0               725

  Net Cash Provided (Used)
      by Investing Activities               $   3,287         $ (37,891)

Cash Flow from Financing Activities:
  Proceeds from loans payable               $       0         $  20,000
    Net Cash Provided (Used)
      by Financing Activities               $       0         $  20,000

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  (8,551)        $ (46,046)
Cash & Cash Equivalents at
  Beginning of Period                       $  44,426         $  46,294

Cash and Cash Equivalents at End of Period  $  35,875         $     248

                                     EX-27
                            ART. 5 FDS FOR 12/31/05

PERIOD-TYPE                                      3-months
FISCAL-YEAR-END                               SEP-30-2006
PERIOD-END                                    DEC-31-2005
CASH                                               35,875
SECURITIES                                              0
RECEIVABLES                                       597,484
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                      5,554
PP&E                                               19,252
DEPRECIATION                                       11,210
TOTAL-ASSETS                                      646,955
CURRENT-LIABILITIES                                 8,666
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        646,955
SALES                                                   0
TOTAL-REVENUES                                     15,147
CGS                                                     0
TOTAL-COSTS                                        30,659

OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (15,512)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (15,512)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



                                 exhibit31
                                EXHIBIT (31)

                     RULE 13a-14(a)/25d-14(a) CERTIFICATIONS

I, Joyce Whitt, certify that:

	(1)  I have reviewed this quarterly report on Form 10Q of Hynes and
	     Howes Insurance Counselores, Inc., and;
  	(2)  Based on my knowledge, this report does not contain any untrue
	     statement of a material fact or omit to state a material fact
	     necessary to make the statements made, in light of the circum-
    	     stances under which such statements were made, not misleading
	     with respect to the period covered by this report;
	(3)  Based on my knowledge, the financial statements, and other financial
	     information included in this report, fairly present in all material
	     respects the financial condition, results of operations and cash
	     flows of the registrant as of, and for, the periods presented in
	     this report;
	(4)  The registrant's other certifying officer(s) and I are responsible
	     for establishing and maintaining disclosure controls and procedures
	     (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and
	     internal control over financial reporting (as defined in Exchange
	     Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
    	     (a)  Designed such disclosure controls and procedures to ensure that
		  material information relating to the registrant, including its
		  consolidated subsidiaries, is made known to us by others within
		  those entities, particularly during the period in which this
		  report is being prepared;
    	     (b)  Evaluated the effectiveness of the registrant's disclosure
		  controls and procedures as of a date within 90 days prior to
		  the filing date of this report (the "Evaluation Date"); and
    	     (c)  Presented in this report our conclusions about the effectiveness
		  of the disclosure controls and procedures based on our evaluation
		  as of the Evaluation Date;
	(5)  The registrant's other certifying officer(s) and I have disclosed,
	     based on our most recent evaluation, to the registrant's auditors and
	     the audit committee of registrant's board of directors (or persons
	     performing equivalent functions):
    	     (a)  All significant deficiencies in the design or operation of
		  internal controls which could adversely affect the registrant's
		  ability to record, process, summarize and report financial data
		  and have identitified for the registrant's auditors any material
		  weaknesses in internal controls; and
    	     (b)  Any fraud, whether or not material, that involves management or
		  other employees who have a significant role in the registrant's
		  internal controls; and
	(6)  The registrant's other certifying officer(s) and I have indicated in
	     this report whether there were significant changes in internal controls
	     or in other factors that could significantly affect internal controls
	     subsequent to the date of our most recent evaluation, including any
	     corrective actions with regard to significant deficiencies and material
	     weaknesses.


Joyce Whitt
----------------------
(Joyce Whitt)
President

January 18, 2006








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to her knowledge that:
	(1) 	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended December 31, 2005, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Joyce Whitt
---------------------
(Joyce Whitt)
President

January 18, 2006