Form 10-Q
period 2006-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2006-05-09
CIK 205462

QUARTERLY REPORT FOR 03/06
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED March 31, 2006        Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



               2920 Harrison St., Davenport, Iowa          52803

              (Address of principal executive offices)  (Zip Code)




      Registrant's telephone number, including area code    (563) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for
at least the past 90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              March 31, 2006



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the six months ended March 31, 2006 increased $13,314 as compared to the six month period ended March 31, 2005.


                                    EX-99.2
                          OTHER INFORMATION FOR 03/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 03/06

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/06

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


 Dated___________________              By:_____________________________________
                                          Jennifer Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2006 and 2005
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2006        2005        2006        2005

Common Shares Outstanding:

  Beginning of Period        11,226,699  11,226,699    11,226,699    11,226,699

  End of Period              11,226,699  11,226,699    11,226,699    11,226,699

Average Number of Shares
  Outstanding for the Period 11,226,699  11,226,699    11,226,699    11,226,699


  Net Income (Loss)              (2,557)     (2,972)      (18,069)     (31,883)
Earnings (Loss) Per Common Share:

   Net Income                $     0.00  $     0.00    $     0.00    $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/06
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2006 and 2005
                                  (Unaudited)

                                                        March 31,
                                                   2006              2005
Assets
Current Assets:
  Cash in Bank                              $    27,336       $     5,727
  Other Current Assets                            5,554             6,574
    Total Current Assets                    $    32,890       $    12,301

Investments:
  Contracts Receivable-Real Estate              600,233           638,728
  Real Estate on Hand                                 0            43,383
  Equipment                                       7,095            11,512
    Total Investments                       $   607,328       $   693,623

      Total Assets                          $   640,218       $   705,924
         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     4,486       $     8,339
Loan Payable                                          0            30,000
Accounts Payable                                      0             1,000
    Total Current Liabilities               $     4,486       $    39,339
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     4,486       $    39,339

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,111,881)       (3,081,028)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   635,731       $   666,585

    Total Liabilities and Stockholders'
      Equity                                $   640,218       $   705,924

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2006 and 2005
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2006 and 2005, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2006      2005        2006        2005

Operating Income:
  Interest                  $17,097  $ 17,911       $31,675    $32,600
  Other Income                1,668      (488)        2,237        781

    Total Operating Income  $18,765  $ 17,423       $33,912    $33,381

Operating Expenses:
  Management Fees           $12,000  $ 12,000       $24,000    $24,000
  Legal and Audit               274       282         8,731      9,062
  Other Operating Expenses    9,048     7,858        19,250     32,202

    Total Operating Expenses$21,322  $ 10,140       $51,981    $65,264

Income(Loss)from Operations $(2,557) $ (2,717)     $(18,069)  $(31,883)
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)           $(2,557)  $(2,717)     $(18,069)  $(31,883)

Earnings Per Common Share   $     0   $     0       $     0    $     0
Dividends per Common Share  $     0   $     0       $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2006 and 2005
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2006              2005
Cash Flows from Operating Activities:
  Interest Received                         $  31,675         $  32,600
  Other Income Received                         2,237               781
  Legal, Audit and Management Fees Paid       (32,731)          (33,062)
  Cash Paid to Suppliers for
    Operating Expenses                        (17,353)          (29,940)
  Net Cash Provided (Used)
    by Operating Activities                 $ (16,172)         $(29,621)
Cash Flow from Financing Activities:
   Proceeds from loan receivable                    0            30,000
   Purchase of Equipment                    $       0                 0
  Net Cash Provided (Used)
    by Financing Activities                 $       0            30,000

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $   6,105            39,157
  Purchase of Real Estate Contracts            (6,372)          (40,495)
  Buyers Escrow Received                         (651)            2,085
  Tax Certificates Collected (Purchased)            0             1,690
  Purchase of real estate                           0           (43,383)
   Net Cash Provided (Used)
      by Investing Activities               $    (918)        $ (40,946

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (17,090)        $ (40,567)
Cash & Cash Equivalents at
  Beginning of Period                       $  44,426         $  46,294

Cash and Cash Equivalents at End of Period  $  27,336         $   5,727

                                     EX-27
                            ART. 5 FDS FOR 03/31/06
PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2006
PERIOD-END                                    MAR-31-2006
CASH                                               27,336
SECURITIES                                              0
RECEIVABLES                                       600,233
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                      5,554
REAL ESTATE                                             0
PP&E                                               19,252
DEPRECIATION                                       12,157
TOTAL-ASSETS                                      640,218
CURRENT-LIABILITIES                                 4,486
LONG-LIABILITIES                                        0
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        640,218
SALES                                                   0
TOTAL-REVENUES                                     32,912
CGS                                                     0
TOTAL-COSTS                                        51,981
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (18,069)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (18,069)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0




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


Joyce Whitt
----------------------
(Joyce Whitt)
President

May 9, 2006








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to her knowledge that:
	(1) 	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended March 31, 2006, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Joyce Whitt
---------------------
(Joyce Whitt)
President

May 9, 2006