Form 10-Q
period 2006-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2006-08-10
CIK 205462

QUARTERLY REPORT FOR 06/06

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2006        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2006



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2006 increased $27,919 as compared to the nine month period ended June 30, 2005. Realized gross profit from sale of real estate for the nine months ended June 30, 2006 was $750, compared to a net loss of $5,958 for the nine months ended June 30, 2005.




                                    EX-99.2
                          OTHER INFORMATION FOR 06/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/06

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/06

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Joseph M. Coon, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Jenni Burkhart, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2006 and 2005
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2006        2005          2006        2005

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $   (6,276) $  (20,382)   $  (24,345) $  (52,265)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2006 and 2005
                                  (Unaudited)

                                                           June 30,
                                                   2006              2005
Assets
Current Assets:
  Cash in Bank                              $    15,546       $    18,480
  Other Current Assets                              164                26
    Total Current Assets                    $    15,710       $    18,506

Investments:
  Contracts Receivable-Real Estate              615,189           626,323
  Equipment                                       6,149             9,934
    Total Investments                       $   621,338       $   636,257

      Total Assets                          $   637,048       $   654,763

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     7,592       $     8,421
Accounts Payable                                      0               140
    Total Current Liabilities               $     7,592       $     8,561
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     7,592       $     8,561

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,118,157)       (3,101,411)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   629,456       $   646,202

    Total Liabilities and Stockholders'
      Equity                                $   637,048       $   654,763

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2006 and 2005
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2006 and 2005, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2006      2005             2006      2005

Operating Income:
  Interest                  $16,167   $12,081         $ 47,842   $44,681
  Other Income                 (187)   (3,978)           2,050    (3,197)

    Total Operating Income  $15,980   $ 8,103         $ 49,892   $41,484

Operating Expenses:
  Management Fees            12,000    12,000           36,000    36,000
  Legal and Audit             1,085       604            9,816     9,666
  Other Operating Expenses    9,171    15,881           28,421    48,083

    Total Operating Expenses$22,256   $28,485         $ 74,237   $93,749

Income(Loss)from Operations  (6,276)  (20,382)         (24,345)  (52,265)
  Provision for Income Taxes$     0   $     0         $      0  $      0

Net Income (Loss)           $(6,276) $(20,382)        $(24,345) $(52,265)

Earnings Per Common Share   $     0   $     0         $      0   $     0

Dividends per Common Share  $     0   $     0         $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/06
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2006 and 2005
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2006              2005
Cash Flows from Operating Activities:
  Interest Received                         $  47,842         $  44,681
  Other Income Received                         2,050            (3,197)
  Legal, Audit and Management Fees Paid       (45,816)          (45,666)
  Cash Paid to Suppliers for
    Operating Expenses                        (24,066)          (57,104)

  Net Cash Provided (Used)
    by Operating Activities                 $ (19,990)        $ (61,286)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                   5,466            58,110
  Purchase of Real Estate Contracts           (16,810)          (40,495)
  Purchase and Sale of Real Estate (net)            0            42,000
  Buyers Escrow Received (Paid)                 2,454             2,167
  Tax Certificates Collected (Purchased)            0             1,690
  Principal Paid on Contract Payable                0           (30,000)

    Net Cash Provided (Used)
      by Investing Activities               $  (8,890)         $ 33,472

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (28,880)        $  46,294
Cash & Cash Equivalents at
  Beginning of Period                       $  44,426         $ (27,814)

Cash and Cash Equivalents at End of Period  $  15,546         $  18,480

                                     EX-27
                            ART. 5 FDS FOR 06/30/06

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2006
PERIOD-END                                    JUN-30-2006
CASH                                               15,546
SECURITIES                                              0
RECEIVABLES                                       615,189
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                        164
PP&E                                               19,252
DEPRECIATION                                       13,103
TOTAL-ASSETS                                      637,048
CURRENT-LIABILITIES                                 7,592
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        637,048
SALES                                                   0
TOTAL-REVENUES                                     49,892
CGS                                                     0
TOTAL-COSTS                                        74,237
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (24,345)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (24,345)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



                                     exhibit31
                                    EXHIBIT (31)

                          RULE 13a-14(a)/25d-14(a) CERTIFICATIONS

I, Joseph M. Coon, certify that:

	(1)  I have reviewed this quarterly report on Form 10Q of Hynes and
	     Howes Insurance Counselors, Inc., and;
	(2)  Based on my knowledge, this report does not contain any untrue
    	     statement of a material fact or omit to state a material fact
  	     necessary to make the statements made, in light of the circum-
	     stances under which such statements were made, not misleading
	     with respect to the period covered by this report;
	(3)  Based on my knowledge, the financial statements, and other financial
	     information included in this report, fairly present in all material
	     respects the financial condition, results of operations and cash
	     flows of the registrant as of, and for, the periods presented in
	     this report;
	(4)  The registrant's other certifying officer(s) and I are responsible
	     for establishing and maintaining disclosure controls and procedures
	     (as defined in Exchange Act Rules 12a-15(e) and 15d-15(e)) and
	     internal control over financial reporting (as defined in Exchange
	     Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:
	     (a)  Designed such disclosure controls and procedures to ensure that
		  material information relating to the registrant, including its
		  consolidated subsidiaries, is made known to us by others within
		  those entities, particularly during the period in which this
		  report is being prepared;
	     (b)  Evaluated the effectiveness of the registrant's disclosure
		  controls and procedures as of a date within 90 days prior to
		  the filing date of this report (the "Evaluation Date"); and
	     (c)  Presented in this report our conclusions about the effectiveness
		  of the disclosure controls and procedures based on our evaluation
		  as of the Evaluation Date;
	(5)  The registrant's other certifying officer(s) and I have disclosed,
	     based on our most recent evaluation, to the registrant's auditors and
	     the audit committee of registrant's board of directors (or persons
	     performing equivalent functions):
	     (a)  All significant deficiencies in the design or operation of
		  internal controls which could adversely affect the registrant's
		  ability to record, process, summarize and report financial data
		  and have identified for the registrant's auditors any material
		  weaknesses in internal controls; and
	     (b)  Any fraud, whether or not material, that involves management or
		  other employees who have a significant role in the registrant's
		  internal controls; and
	(6)  The registrant's other certifying officer(s) and I have indicated in
	     this reoprt whether there were significant changes in internal controls
	     or in other factors that could significantly affect internal controls
	     subsequent to the date of our most recent evaluation, including any
	     corrective actions with regard to significant deficiencies and material
	     weaknesses.

Joseph M. Coon
-------------------
(Joseph M. Coon)
President

August 8, 2006








                                         exhibit32
		                      	EXHIBIT (32)

			        SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1)	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended June 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Joseph M. Coon
------------------
(Joseph M. Coon)

August 8, 2006