Form 10-K
period 2006-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2006-12-22
CIK 205462

FORM 10-K FOR 9/30/06


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2006       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/06


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $5,650 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2006 are fourteen real estate contracts receivable.

Results of Operations

        The loss from operations for the year ended September 30, 2006 decreased $45,746 compared to the year ended September 30, 2005.

        Total revenue increased $35,410. This was primarily due to a change in method of accounting for income recognition on installment contracts. On October 1, 2005, the Company elected to adopt the provisions of FAS #66. This change deferred $27,587 of income from the year ended September 30, 2005, to future years. All but $8,127 of that deferral was recognized in the year ended September 30, 2006.

        Operating expenses decreased $10,336. The decrease resulted from the following:

        The Company utilizes the employees of a related entity. For the fiscal year ended September 30, 2006, the Company paid the related entity $17,623 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2005, those payments were $23,148.

	Other operating expenses decreased $4,811.


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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,600 shares of Registrant's stock outstanding on September 30, 2006.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2006, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2006, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Joseph Coon     46      President       June 2006       Next Annual
                                                        Shareholders'
                                                        Meeting

Monica Wilcher  37      Secretary       November 2006   Next Annual
                                                        Shareholders'
                                                        Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which he/she was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1.  Joseph Coon has been a technology coordinator for the past seven
              (7) years and an administrator for the past eighteen (18) years.

          2. Monica Wilcher has been an accountant and real estate property manager for the past five (5) years.

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


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
                                          Joseph Coon, President



                                       This corporation has no treasurer.



 Dated                                 By:
                                          Monica Wilcher, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10k
September 30, 2006



                                               September 30,
                             2006       2005       2004       2003       2002
1.  Net Operating
       Revenues          $ 71,624   $ 36,214   $  95,660  $  69,675   $  84,103

2.  Income (Loss) from
      Operations         $(26,508)  $(72,254)  $ (23,285) $ (38,529)  $ (13,923)

   Per Share Earnings
      (Loss)             $  ( .00)  $   (.00)  $    (.00) $    (.00)  $    (.00)

3. Working Capital       $ 12,672   $ 18,659   $  48,304  $  12,852   $  28,304

4. Total Assets          $611,039   $658,939   $ 704,722  $ 728,849   $ 772,058

5. Long Term Obligations
    Mortgage Payable     $    .00   $    .00   $     .00  $     .00   $   3,294


6. Cash Dividends per
     Common Share        $    .00   $    .00   $     .00  $     .00   $     .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

To The Board of Directors
Hynes & Howes Insurance Counselors
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2006, 2005 and 2004, and the related statements of income, stockholers' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes &
Howes Insurance Counselors, Inc. as of September 30, 2006, 2005, and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.





Shapley, Shapley & Moorhead, P.C.
Certified Public Accountants
Davenport, Iowa
November 27, 2006


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2006, 2005, and 2004



                                                  September 30,
          Assets                     2006             2005            2004
Current Assets:
 Cash in Bank                      $17,946         $ 44,426         $  46,294
 Other Current Assets (Note 3)       6,059            6,958             8,264

      Total Current Assets         $24,005         $ 51,384         $  54,558

Other Assets:

 Real Estate Contracts Receivable(Note 4)$581,118  $598,567         $ 637,390
 Equipment (Note 5)	             5,916            8,933            12,774
       Total Other Assets         $587,034         $607,555         $ 650,164

       Total Assets               $611,039         $658,939         $ 704,722


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2006, 2005 and 2004


                                                     September 30,
Liabilities & Stockholders' Equity      2006       2005           2004
Current Liabilities:
   Buyers Escrow                      $ 3,206    $ 5,138      $   6,254
   Deferred Gross Profit                8,127     27,587             00

      Total Current Liabilities       $11,333    $32,725      $   6,254
Long Term Liabilities:

      Total Liabilities               $11,333    $32,725      $   6,254

Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                       $3,780,765    $3,780,765   $ 3,780,765
   Paid in Capital                        100           100           100
   Retained Earnings (Deficit)     (3,147,907)   (3,121,399)   (3,049,145)
   Treasury Stock, at Cost            (33,252)      (33,252)      (33,252)

   Total Stockholders' Equity      $  599,706    $  626,214   $   698,468

   Total Liabilities & Stockholders'Equity$611,039$ 658,939   $   704,722


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2006, 2005 and 2004


                                              Year Ended September 30,
                                      2006            2005            2004

Balance at Beginning of Year    $ (3,121,399)    $ (3,049,145)   $ (3,025,860)

Income (Loss) for the Year           (26,508)         (72,254)        (23,285)

Balance at End of Year          $ (3,147,907)    $ (3,121,399)   $ (3,049,145)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2006, 2005 and 2004

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2006, 2005 and 2004



                                            Year Ended September 30,
                                       2006            2005            2004
Operating Income:
   Interest Income                $  59,682       $   59,244       $  74,948
   Other Income                      11,942          (23,030)         20,712
      Total Operating Income         71,624           36,214       $  95,660

Operating Expenses:
   Interest Expense               $      00       $       00       $      00
   Legal and Audit Fees              10,251           10,242           9,916
   Payroll expense (Note 2)          17,623           23,148          23,327
   Management Fees (Note 2)          48,000           48,000          48,000
   Repairs and Maintenance            1,150            1,103           6,999
   Other Operating Expenses          21,108           25,975          30,703
      Total Operating Expenses    $  98,132          108,468       $ 118,945

Income From Operations            $ (26,508)      $  (72,254)      $ (23,285)

Income (Loss) Before Income Taxes $ (26,508)      $  (72,254)      $ (23,285)
   Provision for Income Taxes
   (Note 10)                              0                0               0
      Net Income (Loss)           $ (26,508)      $  (72,254)      $ (23,285)

Earnings (Loss) Per Common Share
   (Note 6)                       $     .00       $      .00       $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2006, 2005 and 2004
                 Increase (Decrease) in Cash and Cash Equivalent


                                            Year Ended September 30,
                                         2006          2005        2004
Cash Flow from Operating Activities:
   Interest Received                 $  59,682     $  59,244    $  74,948
   Miscellaneous Income Received         3,480         3,405        3,366
   Interest Paid                            00            00      (    00)
   Legal, Audit and Management
     Fees Paid                         (58,251)      (58,242)     (57,916)
   Repairs and Maintenance Paid        ( 1,150)      ( 1,103)     ( 6,999)
   Cash Paid to Suppliers for
      Operating Expenses               (35,659)      (45,337)     (50,843)

      Net Cash Provided (Used) by
        Operating Activities        $  (31,898)    $ (42,033)   $ (37,444)

Cash Flows from Investing Activities:
   Principal Collected on
    Real Estate Contracts           $  135,532     $ 341,612    $ 231,701
   Buyers Escrow Collected (Paid)       (1,932)       (1,116)       1,158
   Purchase of Real Estate
     Contracts Receivable             (128,182)     (302,021)    (146,500)
   (Purchase) Redeem Tax Certificates       00         1,690        7,624
   Acquisition of Equipment                 00            00       (9,106)
   Advance from (to) affiliate              00            00       (1,981)
   Net Cash Provided (Used) by
     Investing Activities           $    5,418     $  40,165    $  82,896

Cash Flows from Financing Activities:
   Payments on Loans                $       00     $      00    $      00

      Net Cash Provided (Used) by
         Financing Activities       $       00     $      00    $      00

   Net Increase (Decrease) in Cash and
      Cash Equivalents              $  (26,480)    $  (1,868)   $  45,452
Cash and Cash Equivalents at Beginning
   of Year                              44,426        46,294          842
Cash and Cash Equivalents at
   End of Year                          17,946        44,426    $  46,294


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2006, 2005 and 2004
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                          Year Ended September 30,
                                       2006         2005           2004

Net Income (Loss)                 $  (26,508)    $(72,254)     $ (23,285)
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
     Loss (Gain) on Sale of Real Estate(8,462)    (26,435)       (17,346)
   Depreciation                        3,072        3,786          3,187

         Total Adjustments        $   (5,390)      30,221      $ (14,159)

Net Cash Provided (Used) by Operating
   Activities                     $  (31,898)    $(42,033)     $ (37,444)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2006, 2005 and 2004



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

	 Change in Method of Accounting for Income Recognition on Installment
	 Contracts: On October 1, 2005, the Company elected to change its method of income recognition on installment contracts, to the installment method, when the down payment by the purchaser was less than 5%. In all prior years, income was recognized in the year of sale on the accrual method. The new method of accounting was adopted in accordance with Financial Accounting Standard #66, Accounting for Sales of Real Estate, and comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

         Accounting Policies: The books and records of the Company are maintained on the accrual basis of accounting. Investments in contracts receivable are stated at the collectible balance. Earnings per share are computed on the basis of weighted average number of common shares outstanding. Cash and cash equivalents are considered to be any investment with an original maturity of three months or less.

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




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                  Years Ended September 30, 2006, 2005 and 2004



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




Note 3 - Other Current Assets
                                         2006        2005         2004

	Account receivable-insurance $      0	      250            0
	Account receivable-affiliate        0          26           26
	Prepaid expenses                    0       1,404            0
	Real estate contracts receivable
           current portion (Note 4)     6,059       5,278        6,548
        Real estate tax certificates        0           0        1,690
              Total                  $  6,059    $  6,958    $   8,264

Note 4 - Real Estate Contracts Receivable

                                         2006        2005         2004

         Contracts receivable        $587,177    $603,845    $ 643,938
         Less current portion (Note 3)  6,059       5,278        6,548
         Long-term portion           $581,118    $598,567    $ 637,390

        At September 30, 2006, 2005, and 2004 there were fourteen, fifteen, and sixteen contracts receivable, respectively. The monthly payment of principal and interest was $5,650 at September 30, 2006, $5,507 at September 30, 2005, and $5,912 at September 30, 2004. Interest rates on these contracts varies from 9.5% to 12%.

        Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 2006, 2005 and 2004



Note 5 - Equipment

                                  2006           2005            2004

         Office equipment        $19,252      $  19,252      $ 19,252
         Accumulated depreciation 14,050         10,264         6,478
         Book value                5,202          8,988        12,774

         Depreciation expense (A)$ 3,072      $   3,786      $  3,187
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 6 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2006, 2005 and 2004 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,669 shares issued and outstanding.

         Earnings (Loss) Per Share      2006          2005             2004

           Net Income (Loss)        $ (26,508)    $  (72,254)       $ (23,285)
           Average number of shares
           outstanding             11,222,699     11,222,699       11,222,699

           Earnings Per Share      $(0.002362)    $(0.006438)      $(0.002075)


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2006, 2005 and 2004


Note 7 - Stock Held in Escrow

         At September 30, 2006, 2005 and 2004 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2007                         115,144
         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
         September 30, 2025			     44,667
         September 30, 2026                          54,095
                                                   ________
         Total deferred income tax:                $292,651
		Less-valuation allowance           (292,651)
                                                   ________
                 Net Deferred Income Tax           $      0


                              EX-99.23
                        ART. 5 FDS FOR 9/30/06
PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2006
PERIOD-END                                     SEP-30-2006
CASH				                    17,946
SECURITIES				                 0
RECEIVABLES				           581,118
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      24,005
PP&E                                                19,252
DEPRECIATION                                        14,050
TOTAL-ASSETS                                       611,039
CURRENT-LIABILITIES                                 11,333
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         611,039
SALES                                                    0
TOTAL-REVENUES                                      71,624
CGS                                                      0
TOTAL-COSTS                                         98,132
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                      (26,503)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                         (26,508)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0




                                exhibit31
			       EXHIBIT (31)

	         RULE 13a-14(a)/25d-14(a) CERTIFICATIONS

I, Joseph Coon, certify that:

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

Joseph Coon
------------------------
(Joseph Coon)
President

December 15, 2006





                                    exhibit32
                                   EXHIBIT (32)

	                  SECTION 1350 CERTIFICATIONS

Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the Company) certifies to his knowledge that:

	(1)	The Annual Report on Form 10-K of the Company for the year ended
		September 30, 2006, fully complies with the requirements of
		Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-K fairly presents, in all
		material respects, the financial condition and results of operations
		of the company.

Joseph Coon
--------------------------
(Joseph Coon)
President

December 15, 2006