Form 10-Q
period 2006-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2007-02-08
CIK 205462

QUARTERLY REPORT FOR 12/06

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2006        Commission file number   0-7376



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

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 December 31, 2006



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Loss from operations for the three months ended December 31, 2006 increased $2,198 as compared to the three month period ended December 31, 2005.




                                    EX-99.2
                          OTHER INFORMATION FOR 12/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/06

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/06

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Joseph Coon, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months Ended December 31, 2006 and 2005
                                  (Unaudited)


                                  Three Months Ended
                                        Dec 31,
                                    2006        2005

Common Shares Outstanding:

  Beginning of Period         11,222,699  11,222,699

  End of Period               11,222,699  11,222,699

Average Number of Shares
  Outstanding for the Period  11,222,699  11,222,699

  Net Income (Loss)           $  (17,710) $ (15,512)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             Dec 31, 2006 and 2005
                                  (Unaudited)

                                                           Dec 31,
                                                   2006              2005
Assets
Current Assets:
  Cash in Bank                              $     45,739       $    35,875
  Other Current Assets                             6,198             5,554
    Total Current Assets                    $     51,937       $    41,429

Investments:
  Contracts Receivable-Real Estate               499,912           597,484
  Real Estate on Hand                             37,722                 0
  Equipment                                        5,341             8,042
    Total Investments                       $    542,975       $   605,526

      Total Assets                          $    594,912       $   646,955

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $      4,800       $     7,342
Deferred Gross Profit                              8,116                 0
Accounts Payable                                       0             1,324
    Total Current Liabilities               $     12,916       $     8,666
Long Term Liabilities:
    Total Long Term Liabilities	            $          0       $         0
              Total Liabilities             $     12,916       $     8,666

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $   3,780,765      $ 3,780,765
  Paid in Capital                                     100              100
  Retained Earnings (Deficit)                  (3,165,617)      (3,109,324)
  Treasury Stock, at cost                         (33,252)         (33,252)

    Total Stockholders' Equity              $     581,996      $   638,289

    Total Liabilities and Stockholders'
      Equity                                $     594,912       $  646,955

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months Ended Dec 31, 2006 and 2005
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended Dec 31, 2006 and 2005, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                  Dec 31,
                               2006      2005

Operating Income:
  Interest                  $  11,487   $14,578
  Other Income                  2,340       569

    Total Operating Income  $  13,827   $15,147

Operating Expenses:
  Management Fees           $  12,000   $12,000
  Legal and Audit               9,209     8,457
  Other Operating Expenses     10,328    10,202

   Total Operating Expenses $  31,537   $30,659

Income (Loss) from Operations$(17,710) $(15,512)
  Provision for Income Taxes$       0   $     0

Net Income (Loss)           $ (17,710) $(15,512)

Earnings Per Common Share   $       0   $     0

Dividends per Common Share  $       0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/06

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended Dec 31, 2006 and 2005
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Three Months Ended
                                                         Dec 31,
                                                 2006              2005
Cash Flows from Operating Activities:
  Interest Received                         $  11,487         $  14,578
  Other Income Received                         2,340               569
  Legal, Audit and Management Fees Paid       (21,209)          (20,457)
  Cash Paid to Suppliers for
    Operating Expenses                        ( 9,892)           (6,528)

  Net Cash Provided (Used)
    by Operating Activities                 $ (17,284)        $ (11,838)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  81,205         $   1,083
  Purchase of Real Estate                     (37,722)                0
  Buyers Escrow Received (Paid)                 1,594             2,204

  Net Cash Provided (Used)
      by Investing Activities               $  45,077         $   3,287

Cash Flow from Financing Activities:
    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  27,793         $  (8,551)
Cash & Cash Equivalents at
  Beginning of Period                       $  17,946         $  44,426

Cash and Cash Equivalents at End of Period  $  45,739         $  35,875

                                     EX-27
                            ART. 5 FDS FOR 12/31/06

PERIOD-TYPE                                      3-months
FISCAL-YEAR-END                               SEP-30-2007
PERIOD-END                                    DEC-31-2006
CASH                                               45,739
SECURITIES                                              0
RECEIVABLES                                       499,912
ALLOWANCES                                              0
REAL ESTATE					   37,722
CURRENT-ASSETS                                      6,198
PP&E                                               19,252
DEPRECIATION                                       13,911
TOTAL-ASSETS                                      594,912
CURRENT-LIABILITIES                                12,916
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        594,912
SALES                                                   0
TOTAL-REVENUES                                     13,827
CGS                                                     0
TOTAL-COSTS                                        31,537

OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (17,710)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (17,710)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



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


Joseph Coon
----------------------
(Joseph Coon)
President

January 13, 2007








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1) 	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended December 31, 2006, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Joseph Coon
---------------------
(Joseph Coon)
President

January 13, 2007