Form 10-Q
period 2007-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2007-08-10
CIK 205462

QUARTERLY REPORT FOR 06/07

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2007        Commission file number   0-7376



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

                                                           11,226,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2007



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Income from operations for the nine months ended June 30, 2007 decreased $29,465 as compared to the nine month period ended June 30, 2006. Realized gross profit from sale of real estate for the nine months ended June 30, 2007 was $(4,863), compared to a net gain of $750 for the nine months ended June 30, 2006.




                                    EX-99.2
                          OTHER INFORMATION FOR 06/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/07

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/07

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


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2007 and 2006
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2007        2006          2007        2006

Common Shares Outstanding:

  Beginning of Period         11,226,699  11,226,699    11,226,699  11,226,699

  End of Period               11,226,699  11,226,699    11,226,699  11,226,699

Average Number of Shares
  Outstanding for the Period  11,226,699  11,226,699    11,226,699  11,226,699

  Net Income (Loss)           $   (1,016) $  (6,276)   $  (53,810) $  (24,345)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 06/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2007 and 2006
                                  (Unaudited)

                                                           June 30,
                                                   2007              2006
Assets
Current Assets:
  Cash in Bank                              $    14,385       $    15,546
  Other Current Assets                              243               164
    Total Current Assets                    $    14,628       $    15,710

Investments:
  Contracts Receivable-Real Estate              543,890           615,189
  Equipment                                       4,191             6,149
    Total Investments                       $   548,081       $   621,338

      Total Assets                          $   562,709       $   637,048

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     8,686       $     7,592
Accounts Payable                                      0                 0
    Total Current Liabilities               $     8,686       $     7,592
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     8,686       $     7,592

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,193,590)       (3,118,157)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   554,023       $   629,456

    Total Liabilities and Stockholders'
      Equity                                $   562,709       $   637,048

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2007 and 2006
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2007 and 2006, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2007      2006             2007      2006

Operating Income:
  Interest                  $13,323   $16,167         $ 37,158   $47,842
  Other Income                8,481      (187)         (13,889)    2,050

    Total Operating Income  $21,804   $15,980         $ 23,269   $49,892

Operating Expenses:
  Management Fees            12,000    12,000           36,000    36,000
  Legal and Audit               458     1,085           10,050     9,816
  Other Operating Expenses   10,362     9,171           31,029    28,421

    Total Operating Expenses$22,820   $22,256         $ 77,079   $74,237

Income(Loss)from Operations  (1,016)   (6,276)         (53,810)  (24,345)
  Provision for Income Taxes$     0   $     0         $      0  $      0

Net Income (Loss)           $(1,016)  $(6,276)        $(53,810) $(24,345)

Earnings Per Common Share   $     0   $     0         $      0   $     0

Dividends per Common Share  $     0   $     0         $      0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/07
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2007 and 2006
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2007              2006
Cash Flows from Operating Activities:
  Interest Received                         $  37,158         $  47,842
  Other Income Received                         3,127             2,050
  Legal, Audit and Management Fees Paid       (46,050)          (45,816)
  Cash Paid to Suppliers for
    Operating Expenses                        (31,029)          (24,066)

  Net Cash Provided (Used)
    by Operating Activities                 $ (36,794)        $ (19,990)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                 111,106             5,466
  Purchase of Real Estate Contracts           (64,500)          (16,810)
  Purchase and Sale of Real Estate (net)      (18,852)                0
  Buyers Escrow Received (Paid)                 5,479             2,454
  Tax Certificates Collected (Purchased)            0                 0
  Principal Paid on Contract Payable                0                 0

    Net Cash Provided (Used)
      by Investing Activities               $  33,233          $ (8,890)

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  (3,561)        $ (28,880)
Cash & Cash Equivalents at
  Beginning of Period                       $  17,946         $  44,426

Cash and Cash Equivalents at End of Period  $  14,385         $  15,546

                                     EX-27
                            ART. 5 FDS FOR 06/30/07

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2007
PERIOD-END                                    JUN-30-2007
CASH                                               14,385
SECURITIES                                              0
RECEIVABLES                                       543,890
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                        243
PP&E                                               19,252
DEPRECIATION                                       15,061
TOTAL-ASSETS                                      562,709
CURRENT-LIABILITIES                                 8,686
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        562,709
SALES                                                   0
TOTAL-REVENUES                                     23,269
CGS                                                     0
TOTAL-COSTS                                        77,079
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (53,810)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (53,810)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



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

Joseph M. Coon
-------------------
(Joseph M. Coon)
President

August 6, 2007








                                         exhibit32
		                      	EXHIBIT (32)

			        SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1)	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended June 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Joseph M. Coon
------------------
(Joseph M. Coon)

August 6, 2007