Form 10-K
period 2007-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2007-12-31
CIK 205462

FORM 10-K FOR 9/30/07


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2007       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/07


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $3,430 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2007 are nine real estate contracts receivable.

Results of Operations

        The loss from operations for the year ended September 30, 2007 increased $93,566 compared to the year ended September 30, 2006.

        Total revenue decreased $41,526. This was primarily due to a reduced number of real estate contracts receivable.

        Operating expenses increased $52,040. The increase resulted from the following:

        The Company utilizes the employees of a related entity. For the fiscal year ended September 30, 2007, the Company paid the related entity $22,202 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2006, those payments were $17,623. The Company also increased management fees by $30,000 and prorata telephone and utility charges of $6,000.

	Other operating expenses increased $11,461.


Item 3.  Properties

         The Registrant has its offices at 2920 Harrison Street, Davenport, Iowa. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $1,350 dollars. The rent will increase to $2,000 per month effective October 1, 2007.

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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,600 shares of Registrant's stock outstanding on September 30, 2007.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2007, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2007, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Harold Luebken  68       President     September 2007  Next Annual
                                                       Shareholders'
                                                       Meeting

Monica Wilcher  38       Secretary     November 2006   Next Annual
                                                       Shareholders'
                                                       Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which he/she was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Harold Luebken has been a sole proprietor of North Star Home Repair since 1998.

          2. Monica Wilcher has been an accountant and real estate property manager for the past six (6) years.

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


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
                                          Harold Luebken, President



                                       This corporation has no treasurer.



 Dated                                 By:
                                          Monica Wilcher, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10k
September 30, 2007



                                               September 30,
                             2007       2006       2005       2004       2003
1.  Net Operating
       Revenues          $ 30,098   $ 71,624   $  36,214  $  95,660   $  69,675

2.  Income (Loss) from
      Operations        $(120,074)  $(26,508)  $ (72,254) $ (23,285)  $ (38,529)

   Per Share Earnings
      (Loss)             $  ( .01)  $   (.00)  $    (.00) $    (.00)  $    (.00)

3. Working Capital       $ 32,927   $ 12,672   $  18,659  $  48,304   $  12,852

4. Total Assets          $493,684   $611,039   $ 658,939  $ 704,722   $ 728,849

5. Long Term Obligations
    Mortgage Payable     $    .00   $    .00   $     .00  $     .00   $     .00


6. Cash Dividends per
     Common Share        $    .00   $    .00   $     .00  $     .00   $     .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

To The Board of Directors
Hynes & Howes Insurance Counselors
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2007, 2006 and 2005, and the related statements of income, stockholders' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes &
Howes Insurance Counselors, Inc. as of September 30, 2007, 2006, and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.





Shapley, Shapley & Moorhead, P.C.
Certified Public Accountants
Davenport, Iowa
December 27, 2007


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2007, 2006, and 2005



                                                  September 30,
          Assets                     2007             2006            2005
Current Assets:
 Cash in Bank                      $44,359         $ 17,946         $  44,426
 Other Current Assets                2,620            6,059             6,958

      Total Current Assets         $46,979         $ 24,005         $  51,384

Other Assets:

 Real Estate on Hand               $63,977         $    .00         $     .00
 Real Estate Contracts Receivable(Note 4)$379,113  $581,118         $ 598,567
 Equipment (Note 5)	             3,615            5,916             8,933
       Total Other Assets         $446,705         $587,034         $ 607,555

       Total Assets               $493,684         $611,039         $ 658,939


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2007, 2006 and 2005


                                                     September 30,
Liabilities & Stockholders' Equity      2007       2006           2005
Current Liabilities:
   Buyers Escrow                      $ 5,079    $ 3,206      $   5,138
   Deferred Gross Profit                8,973      8,127         27,587

      Total Current Liabilities       $14,052    $11,333      $  32,725
Long Term Liabilities:

      Total Liabilities               $14,052    $11,333      $  32,725

Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                       $3,780,765    $3,780,765   $ 3,780,765
   Paid in Capital                        100           100           100
   Retained Earnings (Deficit)     (3,267,981)   (3,147,907)   (3,121,399)
   Treasury Stock, at Cost            (33,252)      (33,252)      (33,252)

   Total Stockholders' Equity      $  479,632    $  599,706   $   626,214

   Total Liabilities & Stockholders'Equity$493,684$ 611,039   $   658,939


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2007, 2006 and 2005


                                              Year Ended September 30,
                                      2007            2006            2005

Balance at Beginning of Year    $ (3,147,907)    $ (3,121,399)   $ (3,049,145)

Income (Loss) for the Year          (120,074)         (26,508)        (72,254)

Balance at End of Year          $ (3,267,981)    $ (3,147,907)   $ (3,121,399)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2007, 2006 and 2005

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2007, 2006 and 2005



                                            Year Ended September 30,
                                       2007            2006            2005
Operating Income:
   Interest Income                $  48,286       $   59,682       $  59,244
   Other Income                     (18,188)          11,942         (23,030)
      Total Operating Income         30,098           71,624       $  36,214

Operating Expenses:
   Interest Expense               $      00       $       00       $      00
   Legal and Audit Fees              16,845           10,251          10,242
   Payroll expense (Note 2)          22,202           17,623          23,148
   Management Fees (Note 2)          78,000           48,000          48,000
   Repairs and Maintenance            3,558            1,150           1,103
   Other Operating Expenses          29,567           21,108          25,975
      Total Operating Expenses    $ 150,172           98,132       $ 108,468

Income From Operations            $(120,074)      $  (26,508)      $ (72,254)

Income (Loss) Before Income Taxes $(120,074)      $  (26,508)      $ (72,254)
   Provision for Income Taxes
   (Note 10)                              0                0               0
      Net Income (Loss)           $(120,074)      $  (26,508)      $ (72,254)

Earnings (Loss) Per Common Share
   (Note 6)                       $    (.01)      $      .00       $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2007, 2006 and 2005
                 Increase (Decrease) in Cash and Cash Equivalent


                                            Year Ended September 30,
                                         2007          2006        2005
Cash Flow from Operating Activities:
   Interest Received                 $  48,286     $  59,682    $  59,244
   Miscellaneous Income Received         4,173         3,480        3,405
   Interest Paid                            00            00           00
   Legal, Audit and Management
     Fees Paid                         (94,845)      (58,251)     (58,242)
   Repairs and Maintenance Paid        ( 3,558)      ( 1,150)     ( 1,103)
   Cash Paid to Suppliers for
      Operating Expenses               (49,468)      (35,659)     (45,337)

      Net Cash Provided (Used) by
        Operating Activities        $  (95,412)    $ (31,898)   $ (42,033)

Cash Flows from Investing Activities:
   Principal Collected on
    Real Estate Contracts           $  279,274     $ 135,532    $ 341,612
   Buyers Escrow Collected (Paid)        1,873        (1,932)      (1,116)
   Purchase of Real Estate
     Contracts Receivable              (78,663)     (128,182)    (302,021)
   (Purchase) Redeem Tax Certificates       00            00        1,690
   Acquisition of Real Estate          (80,659)           00           00

      Net Cash Provided (Used) by
      Investing Activities          $  121,825     $   5,418    $  40,165

Cash Flows from Financing Activities:
   Payments on Loans                $       00     $      00    $      00

      Net Cash Provided (Used) by
         Financing Activities       $       00     $      00    $      00

   Net Increase (Decrease) in Cash and
      Cash Equivalents              $   26,413     $ (26,480)   $  (1,868)
Cash and Cash Equivalents at Beginning
   of Year                              17,946        44,426       46,294
Cash and Cash Equivalents at
   End of Year                          44,359        17,946    $  44,426


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2007, 2006 and 2005
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                          Year Ended September 30,
                                       2007         2006           2005

Net Income (Loss)                 $ (120,074)    $(26,508)     $ (72,254)
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
     Loss(Gain) on Sale of Real Estate 22,361      (8,462)       (26,435)
   Depreciation                        2,301        3,072          3,768

         Total Adjustments        $   24,662       (5,390)     $  30,221

Net Cash Provided (Used) by Operating
   Activities                     $  (95,412)    $(31,898)     $ (42,033)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2007, 2006 and 2005



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

	 Accounting Policies: The books and records of the Company are maintained on the accrual basis of accounting. Investments in contracts receivable are stated at the collectible balance. The method of income recognition on installment contracts is the installment method when the downpayment by the purchaser is less than 5% in accordance with Financial Accounting Standard #66. Earnings per share are computed on the basis of weighted average number of common shares outstanding. Cash and cash equivalents are considered to be any investment with an original maturity of three months or less.

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




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                  Years Ended September 30, 2007, 2006 and 2005



Note 2 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company pays a retainer fee of $6,500 per month. Oak Helm Partners is an affiliated company due to common ownership and control.

         The Company occupies office space in a building located at 2920 Harrison Street, Davenport, Iowa, owned by OHP 5, LLC. The
         Company rents approximately 700 square feet of space with furnishings at a monthly rate of $1350 until October 1, 2007 when the rent increased to $2,000 per month. OHP 5, LLC is an affiliated entity due to common ownership and control.

         The following is a schedule of rent commitments for the next 5 years.

              Year Ending:
                   September 30, 2008		 24,000
		   September 30, 2009		 24,000
		   September 30, 2010		 24,000
		   September 30, 2011		 24,000
		   September 30, 2012		 24,000

        The Company utilizes the employees of OHP 5, LLC. The company paid OHP 5, LLC for it's prorata share of wages and payroll taxes. Beginning October 1, 2006, the Company pays OHP 5, LLC $6,000 per year for utilities, telephone and internet.




Note 3 - Other Current Assets
                                         2007        2006         2005

	Account receivable-insurance $      0	        0          250
	Account receivable-affiliate        0           0           26
	Prepaid expenses                   30           0        1,404
	Real estate contracts receivable
           current portion              2,590       6,059        5,278
              Total                  $  2,620    $  6,059    $   6,958

Note 4 - Real Estate Contracts Receivable

                                         2007        2006         2005

         Contracts receivable        $381,703    $587,177    $ 603,845
         Less current portion           2,590       6,059        5,278
         Long-term portion           $379,113    $581,118    $ 598,567

        At September 30, 2007, 2006, and 2005 there were nine, fourteen, and fifteen contracts receivable, respectively. The monthly payment of principal and interest was $3,430 at September 30, 2007, $5,650 at September 30, 2006, and $5,507 at September 30, 2005. Interest rates on these contracts varies from 9.5% to 12%.

        Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 2007, 2006 and 2005



Note 5 - Equipment

                                  2007           2006            2005

         Office equipment        $19,252      $  19,252      $ 19,252
         Accumulated depreciation 15,637         14,050        10,264
         Book value                3,615          5,202         8,988

         Depreciation expense (A)$ 2,301      $   3,072      $  3,786
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 6 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2007, 2006 and 2005 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,669 shares issued and outstanding.

         Earnings (Loss) Per Share      2007          2006             2005

           Net Income (Loss)        $(120,074)    $  (26,508)       $ (72,254)
           Average number of shares
           outstanding             11,222,699     11,222,699       11,222,699

           Earnings Per Share      $(0.010699)    $(0.002362)      $(0.006438)


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2007, 2006 and 2005


Note 7 - Stock Held in Escrow

         At September 30, 2007, 2006 and 2005 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
         September 30, 2025			     44,667
         September 30, 2026                          54,095
	 September 30, 2027			    120,074
                                                   ________
         Total deferred income tax:                $297,581
		Less-valuation allowance           (297,581)
                                                   ________
                 Net Deferred Income Tax           $      0


                              EX-99.23
                        ART. 5 FDS FOR 9/30/07
PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2007
PERIOD-END                                     SEP-30-2007
CASH				                    44,359
SECURITIES				                 0
RECEIVABLES				           379,113
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      46,979
PP&E                                                19,252
DEPRECIATION                                        15,637
TOTAL-ASSETS                                       493,684
CURRENT-LIABILITIES                                 14,052
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         493,684
SALES                                                    0
TOTAL-REVENUES                                      30,098
CGS                                                      0
TOTAL-COSTS                                        150,172
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                     (120,074)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                        (120,074)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0




                                exhibit31
			       EXHIBIT (31)

	         RULE 13a-14(a)/25d-14(a) CERTIFICATIONS

I, Harold Luebken, certify that:

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

Harold Luebken
------------------------
(Harold Luebken)
President

December 20, 2007





                                    exhibit32
                                   EXHIBIT (32)

	                  SECTION 1350 CERTIFICATIONS

Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the Company) certifies to his knowledge that:

	(1)	The Annual Report on Form 10-K of the Company for the year ended
		September 30, 2007, fully complies with the requirements of
		Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-K fairly presents, in all
		material respects, the financial condition and results of operations
		of the company.

Harold Luebken
--------------------------
(Harold Luebken)
President

December 27, 2007