Form 10-Q
period 2007-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2008-01-18
CIK 205462

QUARTERLY REPORT FOR 12/07

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2007        Commission file number   0-7376



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

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 December 31, 2007



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Loss from operations for the three months ended December 31, 2007 increased $33,941 as compared to the three month period ended December 31, 2006. This is due primarily to increased management fees, rent and payroll costs.




                                    EX-99.2
                          OTHER INFORMATION FOR 12/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/07

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/07

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYNES & HOWES INSURANCE COUNSELORS, INC.


                                       By:_____________________________________
                                          Harold Luebken, President


                                       This corporation has no treasurer.


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months Ended December 31, 2007 and 2006
                                  (Unaudited)


                                  Three Months Ended
                                        Dec 31,
                                    2007        2006

Common Shares Outstanding:

  Beginning of Period         11,222,699  11,222,699

  End of Period               11,222,699  11,222,699

Average Number of Shares
  Outstanding for the Period  11,222,699  11,222,699

  Net Income (Loss)           $  (51,651) $ (17,710)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             Dec 31, 2007 and 2006
                                  (Unaudited)

                                                           Dec 31,
                                                   2007              2006
Assets
Current Assets:
  Cash in Bank                              $     36,968       $    45,739
  Other Current Assets                             2,314             6,198
    Total Current Assets                    $     39,282       $    51,937

Investments:
  Contracts Receivable-Real Estate               281,211           499,912
  Real Estate on Hand                            116,159            37,722
  Equipment                                        3,120             5,341
    Total Investments                       $    400,490       $   542,975

      Total Assets                          $    439,772       $   594,912

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $      2,818       $     4,800
Deferred Gross Profit                              8,973             8,116

    Total Current Liabilities               $     11,791       $    12,916

Long Term Liabilities:

    Total Long Term Liabilities	            $          0       $         0
              Total Liabilities             $     11,791       $    12,916

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $   3,780,765      $ 3,780,765
  Paid in Capital                                     100              100
  Retained Earnings (Deficit)                  (3,319,632)      (3,165,617)
  Treasury Stock, at cost                         (33,252)         (33,252)

    Total Stockholders' Equity              $     427,981      $   581,996

    Total Liabilities and Stockholders'
      Equity                                $     439,772       $  594,912

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months Ended Dec 31, 2007 and 2006
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended Dec 31, 2007 and 2006, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                  Dec 31,
                               2007      2006

Operating Income:
  Interest                  $   6,212   $11,487
  Other Income                    764     2,340
  Loss on Sale of Contracts   (14,227)        0

    Total Operating Income  $ ( 7,251)  $13,827

Operating Expenses:
  Management Fees           $  19,500   $12,000
  Legal and Audit               8,219     9,209
  Other Operating Expenses     16,681    10,328

   Total Operating Expenses $  44,400   $31,537

Income (Loss) from Operations$(51,651) $(17,710)
  Provision for Income Taxes$       0   $     0

Net Income (Loss)           $ (51,651) $(17,710)

Earnings Per Common Share   $       0   $     0

Dividends per Common Share  $       0   $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/07

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended Dec 31, 2007 and 2006
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Three Months Ended
                                                         Dec 31,
                                                 2007              2006
Cash Flows from Operating Activities:
  Interest Received                         $   6,212         $  11,487
  Other Income Received                           764             2,340
  Legal, Audit and Management Fees Paid       (27,719)          (21,209)
  Cash Paid to Suppliers for
    Operating Expenses                        (16,250)           (9,892)

  Net Cash Provided (Used)
    by Operating Activities                 $ (36,993)        $ (17,284)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  84,045         $  81,205
  Purchase of Real Estate                     (52,182)          (37,722)
  Buyers Escrow Received (Paid)               ( 2,261)            1,594

  Net Cash Provided (Used)
      by Investing Activities               $  29,602         $  45,077

Cash Flow from Financing Activities:
    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  (7,391)        $  27,793
Cash & Cash Equivalents at
  Beginning of Period                       $  44,359         $  17,946

Cash and Cash Equivalents at End of Period  $  36,968         $  45,739

                                     EX-27
                            ART. 5 FDS FOR 12/31/07

PERIOD-TYPE                                      3-months
FISCAL-YEAR-END                               SEP-30-2008
PERIOD-END                                    DEC-31-2007
CASH                                               36,968
SECURITIES                                              0
RECEIVABLES                                       281,211
ALLOWANCES                                              0
REAL ESTATE					  116,159
CURRENT-ASSETS                                      2,314
PP&E                                               19,252
DEPRECIATION                                       16,132
TOTAL-ASSETS                                      439,772
CURRENT-LIABILITIES                                11,791
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        594,912
SALES                                                   0
TOTAL-REVENUES                                     (7,251)
CGS                                                     0
TOTAL-COSTS                                        44,400

OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (51,651)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (51,651)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



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


Harold Luebken
----------------------
(Harold Luebken)
President

January 11, 2008








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

Harold Luebken
---------------------
(Harold Luebken)
President

January 11, 2008