Form 10-K
period 2008-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2008-12-23
CIK 205462

FORM 10-K FOR 9/30/08


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2008       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/08


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $2,783 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2008 are seven real estate contracts receivable.

Results of Operations

        The loss from operations for the year ended September 30, 2008 increased $30,885 compared to the year ended September 30, 2007.

        Total revenue decreased $17,071. This was primarily due to a reduced number of real estate contracts receivable.

        Operating expenses increased $13,814. The increase resulted from the following:

        The Company utilizes the employees of a related entity. For the fiscal year ended September 30, 2008, the Company paid the related entity $22,389 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2007, those payments were $22,202. The Company also increased rent by $7,800 and repairs and maintenance by $13,457.


Item 3.  Properties

         The Registrant has its offices at 2920 Harrison Street, Davenport, Iowa. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $2,000 per month.

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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,699 shares of Registrant's stock outstanding on September 30, 2008.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2008, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2008, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Marsha Baker    41       President     March 2008      Next Annual
                                                       Shareholders'
                                                       Meeting

Monica Wilcher  39       Secretary     November 2006   Next Annual
                                                       Shareholders'
                                                       Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which he/she was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Marsha Baker has been in the property management business since 2006.

          2. Monica Wilcher has been an accountant and real estate property manager for the past seven (7) years.

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

	  3. Registrants filed a Form 8-K on May 14, 2008, to disclose a change in the registrant's Certifying Accountant.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
                                          Marsha Baker, President



                                       This corporation has no treasurer.



 Dated                                 By:
                                          Monica Wilcher, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10k
September 30, 2008



                                               September 30,
                             2008       2007       2006       2005       2004
1.  Net Operating
       Revenues          $ 13,027   $ 30,098   $  71,624  $  36,214   $  95,660

2.  Income (Loss) from
      Operations        $(150,959) $(120,074)  $ (26,508) $ (72,254)  $ (23,285)

   Per Share Earnings
      (Loss)             $  ( .00)  $   (.01)  $    (.00) $    (.00)  $    (.00)

3. Working Capital       $ 17,586   $ 32,927   $  12,672  $  18,659   $  48,304

4. Total Assets          $336,114   $493,684   $ 611,039  $ 658,939   $ 704,722

5. Long Term Obligations
    Mortgage Payable     $    .00   $    .00   $     .00  $     .00   $     .00


6. Cash Dividends per
     Common Share        $    .00   $    .00   $     .00  $     .00   $     .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

To The Board of Directors
Hynes & Howes Insurance Counselors
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2008, and the related statements of income, stockholders' equity, and cash flows for the year then ended.

These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2007 and September 30, 2006, and for the years then ended, were audited by other Auditors whose report dated November 26, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes &
Howes Insurance Counselors, Inc. as of September 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.





Huckfeldt & Smith, PLC
Certified Public Accountants
Bettendorf, Iowa
December 5, 2008


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2008, 2007, and 2006



                                                  September 30,
          Assets                     2008             2007            2006
Current Assets:
 Cash in Bank                      $22,614         $ 44,359         $  17,946
 Other Current Assets                2,413            2,620             6,059

      Total Current Assets         $25,027         $ 46,979         $  24,005

Other Assets:

 Real Estate on Hand               $   .00         $ 63,977         $     .00
 Real Estate Contracts Receivable(Note 4)$309,454  $379,113         $ 581,118
 Equipment (Note 5)	             1,633            3,615             5,916
       Total Other Assets         $311,087         $446,705         $ 587,034

       Total Assets               $336,114         $493,684         $ 611,039


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2008, 2007 and 2006


                                                     September 30,
Liabilities & Stockholders' Equity      2008       2007           2006
Current Liabilities:
   Buyers Escrow                      $ 3,953    $ 5,079      $   3,206
   Deferred Gross Profit                3,488      8,973          8,127

      Total Current Liabilities       $ 7,441    $14,052      $  11,333
Long Term Liabilities:

      Total Liabilities               $ 7,441    $14,052      $  11,333

Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                       $3,780,765    $3,780,765   $ 3,780,765
   Paid in Capital                        100           100           100
   Retained Earnings (Deficit)     (3,418,940)   (3,267,981)   (3,147,907)
   Treasury Stock, at Cost            (33,252)      (33,252)      (33,252)

   Total Stockholders' Equity      $  328,673    $  479,632   $   599,706

   Total Liabilities & Stockholders'Equity$336,114$ 493,684   $   611,039


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2008, 2007 and 2006


                                              Year Ended September 30,
                                      2008            2007            2006

Balance at Beginning of Year    $ (3,267,981)    $ (3,147,907)   $ (3,121,399)

Income (Loss) for the Year          (150,959)        (120,074)        (26,508)

Balance at End of Year          $ (3,418,940)    $ (3,267,981)   $ (3,147,907)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2008, 2007 and 2006

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2008, 2007 and 2006



                                            Year Ended September 30,
                                       2008            2007            2006
Operating Income:
   Interest Income                $  27,845       $   48,286       $  59,682
   Other Income                     (14,818)         (18,188)         11,942
      Total Operating Income         13,027           30,098       $  71,624

Operating Expenses:
   Interest Expense               $      00       $       00       $      00
   Legal and Audit Fees              15,179           16,845          10,251
   Payroll expense (Note 2)          22,389           22,202          17,623
   Management Fees (Note 2)          78,000           78,000          48,000
   Repairs and Maintenance           17,015            3,558           1,150
   Other Operating Expenses          31,403           29,567          21,108
      Total Operating Expenses    $ 163,986          150,172       $  98,132

Income From Operations            $(150,959)      $ (120,074)      $ (26,508)

Income (Loss) Before Income Taxes $(150,959)      $ (120,074)      $ (26,508)
   Provision for Income Taxes
   (Note 10)                              0                0               0
      Net Income (Loss)           $(150,959)      $ (120,074)      $ (26,508)

Earnings (Loss) Per Common Share
   (Note 6)                       $    (.01)      $     (.01)      $     .00


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2008, 2007 and 2006
                 Increase (Decrease) in Cash and Cash Equivalent


                                            Year Ended September 30,
                                         2008          2007        2006
Cash Flow from Operating Activities:
   Interest Received                 $  27,845     $  48,286    $  59,682
   Miscellaneous Income Received         2,758         4,173        3,480
   Interest Paid                            00            00           00
   Legal, Audit and Management
     Fees Paid                         (93,179)      (94,845)     (58,251)
   Repairs and Maintenance Paid        (17,015)      ( 3,558)     ( 1,150)
   Cash Paid to Suppliers for
      Operating Expenses               (51,810)      (49,468)     (35,659)

      Net Cash Provided (Used) by
        Operating Activities        $ (131,401)    $ (95,412)   $ (31,898)

Cash Flows from Investing Activities:
   Principal Collected on
    Real Estate Contracts           $  120,362     $ 279,274    $ 135,531
   Buyers Escrow Collected (Paid)       (1,126)        1,873       (1,932)
   Purchase of Real Estate
     Contracts Receivable               (9,580)      (78,663)    (128,182)
   Acquisition of Real Estate               00       (80,659)          00

      Net Cash Provided (Used) by
      Investing Activities          $  109,656     $ 121,825    $   5,418

Cash Flows from Financing Activities:
   Payments on Loans                $       00     $      00    $      00

      Net Cash Provided (Used) by
         Financing Activities       $       00     $      00    $      00

   Net Increase (Decrease) in Cash and
      Cash Equivalents              $  (21,745)    $  26,413    $ (26,480)
Cash and Cash Equivalents at Beginning
   of Year                              44,359        17,946       44,426
Cash and Cash Equivalents at
   End of Year                          22,614        44,359    $  17,946


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2008, 2007 and 2006
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                          Year Ended September 30,
                                       2008         2007           2006

Net Income (Loss)                 $ (150,959)   $(120,074)     $ (26,508)
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
     Loss(Gain) on Sale of Real Estate 17,576      22,361         (8,462)
   Depreciation                        1,982        2,301          3,072

         Total Adjustments        $   19,558       24,662      $  (5,390)

Net Cash Provided (Used) by Operating
   Activities                     $ (131,401)    $(95,412)     $ (31,898)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2008, 2007 and 2006



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

	 Accounting Policies: The books and records of the Company are maintained on the accrual basis of accounting. Investments in contracts receivable are stated at the collectible balance. The method of income recognition on installment contracts is the installment method when the downpayment by the purchaser is less than 5%. Earnings per share are computed on the basis of weighted average number of common shares outstanding. Cash and cash equivalents are considered to be any investment with an original maturity of three months or less.

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




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                  Years Ended September 30, 2008, 2007 and 2006



Note 2 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company pays a retainer fee of $6,500 per month. Oak Helm Partners is an affiliated company due to common ownership and control.

         The Company occupies office space in a building located at 2920 Harrison Street, Davenport, Iowa, owned by OHP 5, LLC. The
         Company rents approximately 700 square feet of space with furnishings at a monthly rate of $2,000 per month under a five year lease effective October 1, 2007. OHP 5, LLC is an affiliated entity due to common ownership and control.

         The following is a schedule of rent commitments for the next 5 years.

              Year Ending:
                   September 30, 2009		 24,000
		   September 30, 2010		 24,000
		   September 30, 2011		 24,000
		   September 30, 2012		 24,000
		   September 30, 2013		 24,000

        The Company utilizes the employees of OHP 5, LLC. The company paid OHP 5, LLC for it's prorata share of wages and payroll taxes.



  Note 3 - Other Current Assets
                                         2008        2007         2006

	Prepaid expenses                    0          30            0
	Real estate contracts receivable
           current portion              2,413       2,590        6,059
              Total                  $  2,413    $  2,620    $   6,059

Note 4 - Real Estate Contracts Receivable

                                         2008        2007         2006

         Contracts receivable        $311,867    $381,703    $ 587,177
         Less current portion           2,413       2,590        5,590
         Long-term portion           $309,454    $379,113    $ 581,118

        At September 30, 2008, 2007, and 2006 there were seven, nine, and fourteen contracts receivable, respectively. The monthly payment of principal and interest was $2,783 at September 30, 2008, $3,430 at September 30, 2007, and $5,650 at September 30, 2006. Interest rates on these contracts vary from 9.0% to 12%.

        Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 2008, 2007 and 2006



Note 5 - Equipment

                                  2008           2007            2006

         Office equipment        $19,252      $  19,252      $ 19,252
         Accumulated depreciation 17,619         15,637        14,050
         Book value                1,633          3,615         5,202

         Depreciation expense (A)$ 1,982      $   2,301      $  3,072
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 6 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2008, 2007 and 2006 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,699 shares issued and outstanding.

         Earnings (Loss) Per Share      2008          2007             2006

           Net Income (Loss)        $(150,959)    $ (120,074)       $ (26,508)
           Average number of shares
           outstanding             11,222,699     11,222,699       11,222,699

           Earnings Per Share      $(0.013451)    $(0.010699)      $(0.002362)


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2008, 2007 and 2006


Note 7 - Stock Held in Escrow

         At September 30, 2008, 2007 and 2006 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitable goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
         September 30, 2025			     44,667
         September 30, 2026                          54,095
	 September 30, 2027			    120,074
	 September 30, 2028			    150,959
	                                           ________
         Total deferred income tax:                $448,540
		Less-valuation allowance           (448,540)
                                                   ________
                 Net Deferred Income Tax           $      0


                              EX-99.23
                        ART. 5 FDS FOR 9/30/08
PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2008
PERIOD-END                                     SEP-30-2008
CASH				                    22,614
SECURITIES				                 0
RECEIVABLES				           309,454
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                      25,027
PP&E                                                19,252
DEPRECIATION                                        17,619
TOTAL-ASSETS                                       336,114
CURRENT-LIABILITIES                                  7,441
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         336,114
SALES                                                    0
TOTAL-REVENUES                                      13,007
CGS                                                      0
TOTAL-COSTS                                        163,986
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                     (150,959)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                        (150,959)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0




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

Marsha Baker
------------------------
(Marsha Baker)
President

December 23, 2007





                                    exhibit32
                                   EXHIBIT (32)

	                  SECTION 1350 CERTIFICATIONS

Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the Company) certifies to his knowledge that:

	(1)	The Annual Report on Form 10-K of the Company for the year ended
		September 30, 2008, fully complies with the requirements of
		Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-K fairly presents, in all
		material respects, the financial condition and results of operations
		of the company.

Marsha Baker
--------------------------
(Marsha Baker)
President

December 23, 2007