Form 10-Q
period 2008-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2009-02-02
CIK 205462

QUARTERLY REPORT FOR 12/08

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2008        Commission file number   0-7376



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

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/08

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 December 31, 2008



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Loss from operations for the three months ended December 31, 2008 decreased $3,922 as compared to the three month period ended December 31, 2007. This is due primarily to the loss from real estate sales in 2007, offset by increased auditors fees.




                                    EX-99.2
                          OTHER INFORMATION FOR 12/08

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/08

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/08

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


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/08

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months Ended December 31, 2008 and 2007
                                  (Unaudited)


                                  Three Months Ended
                                        Dec 31,
                                    2008        2007

Common Shares Outstanding:

  Beginning of Period         11,222,699     11,222,699

  End of Period               11,222,699     11,222,699

Average Number of Shares
  Outstanding for the Period  11,222,699     11,222,699

  Net Income (Loss)           $  (47,729)     $ (51,651)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00      $    0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/08

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             Dec 31, 2008 and 2007
                                  (Unaudited)

                                                           Dec 31,
                                                   2008              2007
Assets
Current Assets:
  Cash in Bank                              $     16,361       $    36,968
  Other Current Assets                             2,413             2,314
    Total Current Assets                    $     18,774       $    39,282
Investments:
  Contracts Receivable-Real Estate               269,092           281,211
  Real Estate on Hand                               0.00           116,159
  Equipment                                        1,138             3,120
    Total Investments                       $    270,230       $   400,490

      Total Assets                          $    289,004       $   439,772

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $      4,574       $     2,818
Deferred Gross Profit                              3,486             8,973

    Total Current Liabilities               $      8,060       $    11,791

Long Term Liabilities:

    Total Long Term Liabilities	            $          0       $         0
              Total Liabilities             $      8,060       $    11,791

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $   3,780,765      $ 3,780,765
  Paid in Capital                                     100              100
  Retained Earnings (Deficit)                  (3,466,669)      (3,319,632)
  Treasury Stock, at cost                         (33,252)         (33,252)

    Total Stockholders' Equity              $     280,944      $   427,981

    Total Liabilities and Stockholders'
      Equity                                $     289,004       $  439,772

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/08

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months Ended Dec 31, 2008 and 2007
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended Dec 31, 2008 and 2007, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                  Dec 31,
                               2008      2007

Operating Income:
  Interest                                   $   6,517   $  6,212
  Other Income                                     180        764
  Gain/(Loss) on Sale of Contracts                   2    (14,227)

    Total Operating Income                       6,699   $( 7,251)

Operating Expenses:
  Management Fees                            $  19,500   $ 19,500
  Legal and Audit                               18,112      8,219
  Other Operating Expenses                      16,816     16,681

   Total Operating Expenses                  $  54,428   $ 44,400

Income (Loss) from Operations                $ (47,729)  $(51,651)
  Provision for Income Taxes                 $       0   $      0

Net Income (Loss)                            $ (47,729)  $(51,651)

Earnings Per Common Share                    $       0   $      0

Dividends per Common Share                   $       0   $      0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/08

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended Dec 31, 2008 and 2007
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Three Months Ended
                                                         Dec 31,
                                                 2008              2007
Cash Flows from Operating Activities:
  Interest Received                         $   6,517         $   6,212
  Other Income Received                           180               764
  Legal, Audit and Management Fees Paid       (37,612)          (27,719)
  Cash Paid to Suppliers for
    Operating Expenses                        (16,321)          (16,250)

  Net Cash Provided (Used)
    by Operating Activities                 $ (47,236)        $ (36,993)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  40,362         $  84,045
  Purchase of Real Estate                        0.00           (52,182)
  Buyers Escrow Received (Paid)                   621           ( 2,261)

  Net Cash Provided (Used)
      by Investing Activities               $  40,983         $  29,602

Cash Flow from Financing Activities:
    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ ( 6,253)        $ ( 7,391)
Cash & Cash Equivalents at
  Beginning of Period                       $  22,614         $  44,359

Cash and Cash Equivalents at End of Period  $  16,361         $  36,968

                                     EX-27
                            ART. 5 FDS FOR 12/31/08

PERIOD-TYPE                                      3-months
FISCAL-YEAR-END                               SEP-30-2009
PERIOD-END                                    DEC-31-2008
CASH                                               16,361
SECURITIES                                              0
RECEIVABLES                                       269,092
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                      2,413
PP&E                                               19,252
DEPRECIATION                                      (18,114)
TOTAL-ASSETS                                      289,004
CURRENT-LIABILITIES                                 8,060
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        289,004
SALES                                                   0
TOTAL-REVENUES                                      6,699
CGS                                                     0
TOTAL-COSTS                                        54,428

OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (47,729)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (47,729)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



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


Marsha Baker
----------------------
(Marsha Baker)
President

January 20, 2009








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1) 	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended December 31, 2008, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Marsha Baker
---------------------
(Marsha Baker)
President

January 20, 2009