Form 10-Q
period 2009-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2009-05-08
CIK 205462

QUARTERLY REPORT FOR 03/09
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED March 31, 2009        Commission file number   0-7376



                    Hynes & Howes Insurance Counselors, Inc.

             (Exact name of registrant as specified on its charter)



                   Iowa                                       42-0948341

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



               2920 Harrison St., Davenport, Iowa          52803

              (Address of principal executive offices)  (Zip Code)




      Registrant's telephone number, including area code    (563) 326-6401


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and
(2) has been subject to the filing requirements for at least the past
90 days.    Yes  XX   No    .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                              March 31, 2009



Note 1. There were no events during this Quarter that would be reportable on form 8-K.


Note 2.   Management's Analysis of Income From Operations

          Income from operations for the six months ended March 31, 2009 increased $16,952 as compared to the six month period ended March 31, 2008, due to decreased interest income.


                                    EX-99.2
                          OTHER INFORMATION FOR 03/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no events during this Quarter that would be reportable on Form8-K.


                                    EX-99.3
                            REGULATION S-X FOR 03/09

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/09

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


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2009 and 2008
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2009        2008        2009        2008

Common Shares Outstanding:

  Beginning of Period        11,222,699  11,222,699    11,222,699    11,222,699

  End of Period              11,222,699  11,222,699    11,222,699    11,222,699

Average Number of Shares
  Outstanding for the Period 11,222,699  11,222,699    11,222,699    11,222,699


  Net Income (Loss)             (28,243)    (41,274)      (75,972)      (92,924)
Earnings (Loss) Per Common Share:

   Net Income                $     0.00  $     0.00    $     0.00    $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/09
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2009 and 2008
                                  (Unaudited)

                                                        March 31,
                                                   2009              2008
Assets
Current Assets:
  Cash in Bank                              $    15,067       $    25,612
  Other Current Assets                                0                 0
    Total Current Assets                    $    15,067       $    25,612

Investments:
  Contracts Receivable-Real Estate              244,688           253,796
  Real Estate on Hand                                 0           116,159
  Equipment                                         890             2,624
    Total Investments                       $   245,578       $   372,579

      Total Assets                          $   260,645       $   398,191
         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     3,935       $     2,519
Deferred gain on sales                            4,009             8,964
Accounts Payable                                      0                 0
    Total Current Liabilities               $     7,944       $    11,483
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     7,944       $    11,483

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,494,913)       (3,360,905)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   252,701       $   386,708

    Total Liabilities and Stockholders'
      Equity                                $   260,645       $   398,191

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2009 and 2008
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2009 and 2008, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2009      2008        2009        2008

Operating Income:
  Interest                  $ 6,757  $  6,656      $13,274    $12,868
  Other Income               (4,634)      583       (4,452)   (12,880)

    Total Operating Income  $ 2,123  $  7,239      $ 8,822    $(   12)

Operating Expenses:
  Management Fees           $19,500  $ 19,500      $39,000    $39,000
  Legal and Audit             6,000     4,061       19,917     12,279
  Other Operating Expenses    4,866    24,952       25,877     41,633

    Total Operating Expenses$30,366  $ 48,513      $84,794    $92,912

Income(Loss)from Operations (28,243) $(41,274)    $(75,972)  $(92,924)
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)           (28,243) $(41,274)    $(75,972)  $(92,924)

Earnings Per Common Share   $     0   $     0      $     0    $     0
Dividends per Common Share  $     0   $     0      $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/09
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2009 and 2008
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2009              2008
Cash Flows from Operating Activities:
  Interest Received                         $  13,274         $  12,868
  Other Income Received                           757             1,339
  Legal, Audit and Management Fees Paid       (58,917)          (51,279)
  Cash Paid to Suppliers for
    Operating Expenses                        (25,878)          (41,633)
  Net Cash Provided (Used)
    by Operating Activities                 $ (70,764)         $(78,705)
Cash Flow from Financing Activities:
   Proceeds from loan receivable                    0                 0
   Purchase of Equipment                    $       0                 0
  Net Cash Provided (Used)
    by Financing Activities                 $       0                 0

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  64,574          $ 84,369
  Purchase of Real Estate Contracts                 0                 0
  Buyers Escrow Received (Paid Out)            (1,360)           (2,392)
  Purchase of real estate                           0                 0
   Net Cash Provided (Used)
      by Investing Activities               $  63,214        $   81,977

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ ( 7,550)       $    3,272
Cash & Cash Equivalents at
  Beginning of Period                       $  22,614        $   22,340

Cash and Cash Equivalents at End of Period  $  15,064         $  25,612

                                     EX-27
                            ART. 5 FDS FOR 03/31/09
PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2008
PERIOD-END                                    MAR-31-2009
CASH                                               15,064
SECURITIES                                              0
RECEIVABLES                                       244,688
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                          0
REAL ESTATE                                             0
PP&E                                               19,252
DEPRECIATION                                       18,362
TOTAL-ASSETS                                      260,645
CURRENT-LIABILITIES                                 7,944
LONG-LIABILITIES                                        0
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        260,645
SALES                                                   0
TOTAL-REVENUES                                      8,822
CGS                                                     0
TOTAL-COSTS                                        84,794
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (75,972)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (75,972)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0




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


Marsha Baker
----------------------
(Marsha Baker)
President

April 30, 2009








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1) 	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended March 31, 2009, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Marsha Baker
---------------------
(Marsha Baker)
President

April 30, 2009