Form 10-Q
period 2009-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2009-08-10
CIK 205462

QUARTERLY REPORT FOR 06/09

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2009        Commission file number   0-7376



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

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2009



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Loss from operations for the nine months ended June 30, 2009 decreased $27,764 as compared to the nine month period ended June 30, 2008 due primarily to a decrease in operating expenses.




                                    EX-99.2
                          OTHER INFORMATION FOR 06/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/09

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/09

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


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2009 and 2008
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2009        2008          2009        2008

Common Shares Outstanding:

  Beginning of Period         11,222,699  11,222,699    11,222,699  11,222,699

  End of Period               11,222,699  11,222,699    11,222,699  11,222,699

Average Number of Shares
  Outstanding for the Period  11,222,699  11,222,699    11,222,699  11,222,699

  Net Income (Loss)           $  (31,139) $  (41,950)    $(107,111) $ (134,875)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $    (0.01) $    (0.01)

                                    EX-99.6
                            BALANCE SHEET FOR 06/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2009 and 2008
                                  (Unaudited)

                                                           June 30,
                                                   2009              2008
Assets
Current Assets:
  Cash in Bank                              $    29,101       $    48,489
  Other Current Assets                                0                 0
    Total Current Assets                    $    29,101       $    48,489

Investments:
  Contracts Receivable-Real Estate              200,733           312,182
  Equipment                                         642             2,129
    Total Investments                       $   201,375       $   314,311

      Total Assets                          $   230,476       $   362,800

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $     5,642       $     6,509
Accounts Payable                                  3,273             3,490
    Total Current Liabilities               $     8,915      $      9,999
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $     8,915       $     9,999

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,526,052)       (3,394,812)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $   221,561       $   352,801

    Total Liabilities and Stockholders'
      Equity                                $   230,476       $   362,800

                                    EX-99.9
                       STATEMENT OF OPERATIONS FOR 06/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2009 and 2008
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2009 and 2008, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2009      2008             2009      2008

Operating Income:
  Interest                 $  4,716   $ 7,569        $  17,990  $  20,436
  Other Income              ( 7,253)  (10,575)         (11,705)  ( 23,456)

    Total Operating Income $( 2,537)  $(3,006)       $   6,285  $ ( 3,020)

Operating Expenses:
  Management Fees            19,500    19,500           58,500     58,500
  Legal and Audit             1,170     2,099           21,124     14,379
  Other Operating Expenses    7,932    17,344           33,772     58,976

    Total Operating Expenses$28,602   $38,943        $ 113,396  $ 131,855

Income(Loss)from Operations (31,139)  (41,949)        (107,111)  (134,875)
  Provision for Income Taxes$     0   $     0        $       0  $      0

Net Income (Loss)          $(31,139) $(41,949)       $(107,111) $(134,875)

Earnings Per Common Share  $      0   $     0        $       0  $      0

Dividends per Common Share $      0   $     0        $       0  $      0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/09
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2009 and 2008
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2009              2008
Cash Flows from Operating Activities:
  Interest Received                         $  17,990         $  20,436
  Other Income Received                         1,339               505
  Legal, Audit and Management Fees Paid       (79,624)          (72,879)
  Cash Paid to Suppliers for
    Operating Expenses                        (33,772)          (58,967)

  Net Cash Provided (Used)
    by Operating Activities                 $( 94,067)        $(110,905)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                 111,134            85,676
  Purchase and sale of R.E. Contracts               0            47,445
  Purchase and Sale of Real Estate (net)            0           (19,685)
  Buyers Escrow Received (Paid)               (10,580)            1,599
  Tax Certificates Collected (Purchased)            0                 0
  Principal Paid on Contract Payable                0                 0

    Net Cash Provided (Used)
      by Investing Activities               $ 100,554          $115,035

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $   6,487         $   4,130
Cash & Cash Equivalents at
  Beginning of Period                       $  22,614         $  44,359

Cash and Cash Equivalents at End of Period  $  29,101         $  48,489

                                     EX-27
                            ART. 5 FDS FOR 06/30/09

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2009
PERIOD-END                                    JUN-30-2009
CASH                                               29,101
SECURITIES                                              0
RECEIVABLES                                       200,733
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                          0
PP&E                                               19,252
DEPRECIATION                                       18,610
TOTAL-ASSETS                                      230,476
CURRENT-LIABILITIES                                 8,915
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                        230,476
SALES                                                   0
TOTAL-REVENUES                                      6,285
CGS                                                     0
TOTAL-COSTS                                       113,396
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                    (107,111)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                       (107,111)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



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

Marsha Baker
-------------------
(Marsha Baker)
President

August 7, 2009








                                         exhibit32
		                      	EXHIBIT (32)

			        SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1)	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Marsha Baker
------------------
(Marsha Baker)

August 7, 2009