Form 10-K
period 2009-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2009-12-15
CIK 205462

FORM 10-K FOR 9/30/09


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2009       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/09


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives approximately $1,303 of cash each month from payments of principal and interest on Real Estate Contracts Receivable. Registrant has very little liquidity because most of these payments are used to pay management fees and other operating expenses.

Capital Resources

        The principal assets of the registrant at September 30, 2009 are three real estate contracts receivable.

Results of Operations

        The loss from operations for the year ended September 30, 2009 increased $33,645 compared to the year ended September 30, 2008.

        Total revenue decreased $53,603. This was primarily due to a reduced number of real estate contracts receivable.

        Operating expenses decreased $19,958. The decrease resulted from the following:

        The Company utilizes the employees of a related entity. For the fiscal year ended September 30, 2009, the Company paid the related entity $14,938 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2008, those payments were $22,389. The Company repairs and maintenance decreased by $14,612 and other expenses decreased by $5,637. The Company increased accounting fees by $7,742.00.


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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,699 shares of Registrant's stock outstanding on September 30, 2009.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2009, is indicated in the following table:


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

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2009, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Marsha Baker    42       President     March 2008      Next Annual
                                                       Shareholders'
                                                       Meeting

Monica Wilcher  40       Secretary     November 2006   Next Annual
                                                       Shareholders'
                                                       Meeting

          There are no family relationships among the executives of the registrant.

          There is no arrangement or understanding between any executive officer and any other person to which he/she was selected as an officer.

     (b) The following is a brief account of the business experiences during the past five (5) years of each executive officer.

          1. Marsha Baker has been in the property management business since 2006, and employed in the legal field for the five years prior.

          2. Monica Wilcher has been an accountant and real estate property manager for the past eight (8) years.

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



 Dated                                 By:
                                          Monica Wilcher, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10k
September 30, 2009



                                               September 30,
                             2009	2008       2007       2006       2005
1.  Net Operating
       Revenues         $ (40,576)  $  13,027  $  30,098  $  71,624  $  36,214

2.  Income (Loss) from
      Operations        $(184,604)  $(150,959) $(120,074) $ (26,508) $ (72,254)

   Per Share Earnings
      (Loss)            $   ( .02)  $   ( .00) $    (.01) $    (.00) $    (.00)

3. Working Capital      $    (965)  $  17,586  $  32,927  $  12,672  $  18,659

4. Total Assets         $ 147,385   $ 336,114  $ 493,684  $ 611,039  $ 658,939

5. Long Term Obligations
    Mortgage Payable    $     .00   $    .00   $    .00   $     .00  $     .00


6. Cash Dividends per
     Common Share       $     .00   $    .00   $    .00   $     .00  $     .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

To The Board of Directors
Hynes & Howes Insurance Counselors
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2009 and 2008, and the related statements of income,stockholders' equity, and cash flows for the year then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.





Huckfeldt & Smith, PLC
Certified Public Accountants
Bettendorf, Iowa
December 10, 2009


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2009, 2008, and 2007



                                                  September 30,
          Assets                    2009	      2008             2007
Current Assets:
 Cash in Bank                     $    991         $ 22,614         $ 44,359
 Other Current Assets             $  1,360         $  2,413            2,620

      Total Current Assets        $  2,351         $ 25,027         $ 46,979

Other Assets:

 Real Estate on Hand              $ 34,000         $    .00         $ 63,977
 Real Estate Contracts Receivable(Note 4)$110,640  $309,454         $379,113
 Equipment (Note 5)	          $    394         $  1,633            3,615
       Total Other Assets         $145,034         $311,087         $446,705

       Total Assets               $147,385         $336,114         $493,684


Notes to Financial Statements are an integral part of these statements.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheet
                           September 30, 2009, 2008 and 2007


                                                     September 30,
Liabilities & Stockholders' Equity      2009        2008          2007
Current Liabilities:
   Buyers Escrow                      $ 1,933    $ 3,953      $ 5,079
   Deferred Gross Profit              $ 1,383    $ 3,488      $ 8,973

      Total Current Liabilities       $ 3,316    $ 7,441      $14,052
Long Term Liabilities:

      Total Liabilities               $3,316     $ 7,441      $14,052

Stockholders' Equity:
   Capital Stock, no par value, 100,000,000
      Shares Authorized, 11,260,675 shares
      Issued                      $3,780,765  $3,780,765   $3,780,765
   Paid in Capital                        100        100          100
   Retained Earnings (Deficit)    (3,603,544) (3,418,940)  (3,267,981)
   Treasury Stock, at Cost           (33,252)    (33,252)     (33,252)

   Total Stockholders' Equity     $  144,069  $  328,673   $   479,632

   Total Liabilities & Stockholders'Equity$147,385 $336,114 $  493,684


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                    Statement of Retained Earnings (Deficit)
              For the Years Ended September 30, 2009, 2008 and 2007


                                              Year Ended September 30,
                                      2009	      2008            2007

Balance at Beginning of Year    $(3,418,940)     $ (3,267,981)    $ (3,147,907)

Income (Loss) for the Year          (184,604)        (150,959)        (120,074)

Balance at End of Year          $(3,603,544)     $ (3,418,940)    $ (3,267,981)


                          Statement of Paid-In Capital
              For the Years Ended September 30, 2009, 2008 and 2007

Balance at Beginning
  and End of Year               $        100    $        100    $        100



Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
              For the Years Ended September 30, 2009, 2008 and 2007



                                            Year Ended September 30,
                                       2009		2008            2007
Operating Income:
   Interest Income                $  21,448       $   27,845       $   48,286
   Other Income                     (62,024)         (14,818)         (18,188)
      Total Operating Income        (40,576)          13,027           30,098

Operating Expenses:
   Interest Expense               $      00       $       00       $       00
   Legal and Audit Fees              22,655           15,179           16,845
   Payroll expense (Note 2)          14,938           22,389           22,202
   Management Fees (Note 2)          78,000           78,000           78,000
   Repairs and Maintenance            2,403           17,015            3,558
   Other Operating Expenses          26,032           31,403           29,567
      Total Operating Expenses    $ 144,028       $  163,986       $  150,172

Income From Operations            $(184,604)      $ (150,959)      $ (120,074)

Income (Loss) Before Income Taxes $(184,604)      $ (150,959)      $ (120,074)
   Provision for Income Taxes
   (Note 10)                              0                0                0
      Net Income (Loss)           $(184,604)      $ (150,959)      $ (120,074)

Earnings (Loss) Per Common Share
   (Note 6)                       $    (.02)      $     (.01)      $     (.01)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
              For the Years Ended September 30, 2009, 2008 and 2007
                 Increase (Decrease) in Cash and Cash Equivalent


                                            Year Ended September 30,
                                         2009		2008         2007
Cash Flow from Operating Activities:
   Interest Received                 $  21,448     $  27,845     $  48,286
   Miscellaneous Income Received         1,919         2,758         4,173
   Interest Paid                            00            00            00
   Legal, Audit and Management
     Fees Paid                        (100,655)      (93,179)      (94,845)
   Repairs and Maintenance Paid         (2,403)      (17,015)      ( 3,558)
   Cash Paid to Suppliers for
      Operating Expenses               (37,363)      (51,810)      (49,468)

      Net Cash Provided (Used) by
        Operating Activities        $ (117,054)    $(131,401)    $ (95,412)

Cash Flows from Investing Activities:
   Principal Collected on
    Real Estate Contracts           $   95,794     $ 120,362     $ 279,274
   Buyers Escrow Collected (Paid)         (363)       (1,126)        1,873
   Payments Made for Purchase of
     Real Estate                             0             0       (80,659)
   Payments Made to Improve Real
     Estate On Hand                          0        (9,580)            0
   Purchase of Real Estate Accounts
     Receivable                              0             0       (78,663)

      Net Cash Provided (Used) by
      Investing Activities          $   95,431     $ 109,656     $ 121,825

Cash Flows from Financing Activities:
   Payments on Loans                $        0     $       0    $        0

      Net Cash Provided (Used) by
         Financing Activities       $        0     $       0    $        0

   Net Increase (Decrease) in Cash and
      Cash Equivalents              $  (21,623)    $ (21,745)    $  26,413
Cash and Cash Equivalents at Beginning
   of Year                              22,614        44,359        17,946
Cash and Cash Equivalents at
   End of Year                             991        22,614        44,359


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flows
              For the Years Ended September 30, 2009, 2008 and 2007
      Reconciliation of Net Income to Cash Provided by Operating Activities



                                          Year Ended September 30,
                                       2009	   2008            2007

Net Income (Loss)                 $  (184,604) $ (150,959)     $(120,074)
Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by:
     Loss(Gain) on Sale of Real Estate 12,756      17,576         22,361
   Depreciation                         1,239       1,982          2,301
Unrealized Loss in Fair Market
   Value of Assets Held                53,555           0              0

         Total Adjustments        $    67,550  $   19,558         24,662

Net Cash Provided (Used) by Operating
   Activities                     $  (117,054) $ (131,401)    $  (95,412)


Notes to Financial Statements are an integral part of these statements.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2009, 2008 and 2007



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

	 Accounting Policies: The books and records of the Company are maintained on the accrual basis of accounting. Investments in contracts receivable are stated at the collectible balance. The method of income recognition on installment contracts is the installment method when the downpayment by the purchaser is less than 5%. Earnings per share are computed on the basis of weighted average number of common shares outstanding. Cash and cash equivalents are considered to be any investment with an original maturity of three months or less. The Company did not pay any taxes during 2009 or 2008.

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




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                  Years Ended September 30, 2009, 2008 and 2007



Note 2 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company pays a retainer fee of $6,500 per month. Oak Helm Partners is an affiliated company due to common ownership and control. This contract expired September 30, 2009. This contract was renewed under the same terms through September 30, 2010.

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

        The Company utilizes the employees of OHP 5, LLC. The company pays OHP 5, LLC for it's prorated share of wages and payroll taxes. OHP 5, LLC is an affiliated entity due to common ownership and control.


  Note 3 - Other Current Assets
                                         2009        2008

	Prepaid expenses                    0           0
	Real estate contracts receivable
           current portion              1,360       2,413
              Total                  $  1,360    $  2,413

Note 4 - Real Estate Contracts Receivable

                                         2009       2008

         Contracts receivable        $156,476    $311,867
         Less Decline in Fair
           Market Value                44,476           0
         Less current portion           1,360       2,413
         Long-term portion           $110,640    $309,454

        At September 30, 2009 and 2008 there were three and seven contracts receivable, respectively. The monthly payment of principal and interest was $1,303 at September 30, 2009 and $2,783 at September 30, 2008. Interest rates on these contracts vary from 9.0% to 11%.

        Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.



                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                     Years Ended September 30, 2009 and 2008



Note 5 - Equipment

                                  2009           2008

         Office equipment        $19,252        $19,252
         Accumulated depreciation 18,858         17,619
         Book value                  394          1,633

         Depreciation expense (A)$ 1,239       $  1,982
         (A)  Depreciation is calculated using 5-7 year, straight line rates.

Note 6 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares outstanding at September 30, 2009 and 2008 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,699 shares issued and outstanding.

         Earnings (Loss) Per Share      2009	     2008

           Net Income (Loss)      $  (184,604)   $  (150,959)
           Average number of shares
           outstanding             11,222,699     11,222,699

           Earnings Per Share     $ (0.016449)   $ (0.013451)


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                          Notes to Financial Statements
                     Years Ended September 30, 2009 and 2008


Note 7 - Stock Held in Escrow

         At September 30, 2009 and 2008 there were 3,546,000 shares of the Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitability goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
         September 30, 2025			     44,667
         September 30, 2026                          54,095
	 September 30, 2027			    120,074
	 September 30, 2028			    150,959
	 September 30, 2029                         184,604
	                                           ________
         Total deferred income tax:                $633,144
		Less-valuation allowance           (633,144)
                                                   ________
                 Net Deferred Income Tax           $      0

Note 11- Contingent Liability

	To maintain operations in Fiscal Year Ending September 30, 2009 it has been
	necessary for the Company to dispose of assets to generate cash. The Company
	sold two contracts to Walnut Management (a related company due to common
	control.) These sales generated $68,133 in cash for the Company. The sales
	price was equal to what the contracts were carried on the books of the
	Company as adjusted to the fair market value.

Note 12- Going Concern Uncertainty

	As Noted in Note 10, the Company has suffered recurring losses from operations over the past several years. These losses have produced a retained deficit of $3,603,544 and have contributed to rapidly declining capital. The Company has had to sell producing assets over the past year to generate capital to continue operations as noted in Note 11. This trend has continued into fiscal year ending September 30, 2010. Management anticipates the necessary continued selling of assets to produce capital.


                              EX-99.23
                        ART. 5 FDS FOR 9/30/09
PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2009
PERIOD-END                                     SEP-30-2009
CASH				                       991
SECURITIES				                 0
RECEIVABLES				           110,640
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                       1,360
REAL ESTATE ON HAND				    34,000
PP&E                                                19,252
DEPRECIATION                                        18,858
TOTAL-ASSETS                                       147,385
CURRENT-LIABILITIES                                  3,316
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                         147,385
SALES                                                    0
TOTAL-REVENUES                                     (40,576)
CGS                                                      0
TOTAL-COSTS                                        144,028
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                     (184,604)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                        (184,604)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0




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

December 14, 2009





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

December 14, 2009