Form 10-Q
period 2009-12-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2010-02-03
CIK 205462

QUARTERLY REPORT FOR 12/08

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  December 31, 2009        Commission file number   0-7376



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

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 12/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 December 31, 2009



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Loss from operations for the three months ended December 31, 2009 increased $27,411 as compared to the three month period ended December 31, 2008. This is due primarily to the loss from real estate sales in 2009.




                                    EX-99.2
                          OTHER INFORMATION FOR 12/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

          There were no events during this quarter that would be reportable under the Items 1 through 8 of the Form 10-Q for Registrant.

          Item 9.  Exhibits and Reports on Form 8-K

          There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 12/09

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 12/09

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


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 12/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months Ended December 31, 2009 and 2008
                                  (Unaudited)


                                  Three Months Ended
                                        Dec 31,
                                    2009        2008

Common Shares Outstanding:

  Beginning of Period         11,222,699     11,222,699

  End of Period               11,222,699     11,222,699

Average Number of Shares
  Outstanding for the Period  11,222,699     11,222,699

  Net Income (Loss)           $  (75,140)     $ (47,729)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00      $    0.00

                                    EX-99.6
                            BALANCE SHEET FOR 12/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             Dec 31, 2009 and 2008
                                  (Unaudited)

                                                           Dec 31,
                                                   2009              2008
Assets
Current Assets:
  Cash in Bank                              $     19,135       $    16,361
  Other Current Assets                               115             2,413
    Total Current Assets                    $     19,253       $    18,774
Investments:
  Contracts Receivable-Real Estate                16,762           269,092
  Real Estate on Hand                             34,000                 0
  Equipment                                          146             1,138
    Total Investments                       $     50,908       $   270,004

      Total Assets                          $     70,161       $   289,004

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $      1,233       $     4,574
Deferred Gross Profit                                  0             3,486

    Total Current Liabilities               $      1,233       $     8,060

Long Term Liabilities:

    Total Long Term Liabilities	            $          0       $         0
              Total Liabilities             $      1,233       $     8,060

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $   3,780,765      $ 3,780,765
  Paid in Capital                                     100              100
  Retained Earnings (Deficit)                  (3,678,685)      (3,466,669)
  Treasury Stock, at cost                         (33,252)         (33,252)

    Total Stockholders' Equity              $      68,928      $   280,944

    Total Liabilities and Stockholders'
      Equity                                $      70,161       $  289,004

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 12/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months Ended Dec 31, 2009 and 2008
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months ended Dec 31, 2009 and 2008, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended
                                  Dec 31,
                               2009      2008

Operating Income:
  Interest                                   $   1,440   $  6,517
  Other Income                                     123        180
  Gain/(Loss) on Sale of Contracts             (27,105)         2

    Total Operating Income                     (25,542)     6,699

Operating Expenses:
  Management Fees                            $  19,500   $ 19,500
  Legal and Audit                               21,839     18,112
  Other Operating Expenses                       8,529     16,816

   Total Operating Expenses                  $  49,598     54,428

Income (Loss) from Operations                $ (75,140)  $(47,729)
  Provision for Income Taxes                 $       0   $      0

Net Income (Loss)                            $ (75,140)  $(47,729)

Earnings Per Common Share                    $       0   $      0

Dividends per Common Share                   $       0   $      0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 12/09

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Three Months Ended Dec 31, 2009 and 2008
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Three Months Ended
                                                         Dec 31,
                                                 2009              2008
Cash Flows from Operating Activities:
  Interest Received                         $   1,440         $   6,517
  Other Income Received                           123               180
  Legal, Audit and Management Fees Paid       (41,339)          (37,612)
  Cash Paid to Suppliers for
    Operating Expenses                         (8,529)          (16,321)

  Net Cash Provided (Used)
    by Operating Activities                 $ (48,305)        $ (47,236)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  67,150         $  40,362
  Purchase of Real Estate                           0                 0
  Buyers Escrow Received (Paid)                  (700)              621

  Net Cash Provided (Used)
      by Investing Activities               $  66,450         $  40,983

Cash Flow from Financing Activities:
    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  19,128        $ ( 6,253)
Cash & Cash Equivalents at
  Beginning of Period                       $     990         $  22,614

Cash and Cash Equivalents at End of Period  $  19,135         $  16,361

                                     EX-27
                            ART. 5 FDS FOR 12/31/09

PERIOD-TYPE                                      3-months
FISCAL-YEAR-END                               SEP-30-2010
PERIOD-END                                    DEC-31-2009
CASH                                               19,135
OTHER CURRENT ASSETS                                  115
RECEIVABLES                                        16,762
ALLOWANCES                                              0
REAL ESTATE					   34,000
CURRENT-ASSETS                                     19,253
PP&E                                               19,252
DEPRECIATION                                      (19,106)
TOTAL-ASSETS                                       70,161
CURRENT-LIABILITIES                                 1,233
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                         70,161
SALES                                                   0
TOTAL-REVENUES                                    (27,542)
CGS                                                     0
TOTAL-COSTS                                        49,598

OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (75,140)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (75,140)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



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


Marsha Baker
----------------------
(Marsha Baker)
President

January 31, 2010








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1) 	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended December 31, 2009, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Marsha Baker
---------------------
(Marsha Baker)
President

January 31, 2010