Form 10-K/A
period 2009-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2010-04-16
CIK 205462

FORM 10-K/A FOR 9/30/09


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

Item 9A(T). CONTROLS AND PROCEDURES

	 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

	 As required by Rule 13a-15(b) under the Exchange Act, we have evaluated,
	 under the supervision and with the participation of our management,
	 including our principal executive officer and principal financial officer,
	 the effectiveness of the design and operation of our disclosure controls
	 and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
	 Exchange Act) as of the end of the period covered by this Annual Report
	 Form on 10-K. These disclosure controls and procedures include controls
	 and procedures designed to ensure that information required to be
	 disclosed under the Exchange Act is accumulated and communicated to
	 our management on a timely basis to allow decisions regarding required
	 disclosure. Based upon our evaluation as of September 30, 2009, our
	 principal executive officer and principal financial officer concluded
	 that our disclosure controls and procedures were effective as of
	 September 30, 2009, to ensure that information is accumulated and
	 communicated to our management, including our principal executive
	 officer and principal financial officer, as appropriate, to allow
	 timely decisions regarding required disclosure and is recorded,
	 processed, summarized and reported within the time periods specified
	 in the rules and forms of the SEC.

	 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

	 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 307 and 308T of Regulation S-K.

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

	 Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of our Board of Directors. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

	During the fourth quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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




                               EXHIBIT 31(a)

	         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
		 OXLEY ACT OF 2002

I, Marsha Baker, certify that:

	(1)  I have reviewed this annual report on Form 10-K of Hynes and Howes
	     Insurance Counselors;
	(2)  Based on my knowledge, this report does not contain any untrue
	     statement of a material fact or omit to state a material fact
	     necessary to make the statements made, in light of the circum-
	     stances under which such statements were made, not misleading
	     with respect to the period covered by this report;
	(3)  Based on my knowledge, the financial statements, and other financial
	     information included in this report, fairly present in all material
	     respects the financial condition, results of operations and cash
	     flows of the registrant as of, and for, the periods presented in
	     this report;
	(4)  The registrant's other certifying officer and I are responsible
	     for establishing and maintaining disclosure controls and procedures
	     (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and
	     internal control over financial reporting (as defined in Exchange
	     Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
	     a) designed such disclosure controls and procedures, or caused such
		disclosure controls and procedures to be designed under our
		supervision, to ensure that material information relating to
		the registrant, including its consolidated subsidiaries,
		is made known to us by others within those entities, particularly
		during the period in which this report is being prepared;
	     b)	designed such internal control over financial reporting, or caused
		such internal control over financial reporting to be designed under
		our supervision, to provide reasonable assurance regarding the
		reliability of financial reporting and the preparation of
		financial statements for external purposes in accordance with
		generally accepted accounting principles;
	     c) evaluated the effectiveness of the registrant's disclosure
		controls and procedures and presented in this report our
		conclusions about the effectiveness of the disclosure controls
		and procedures, as of the end of the period covered by this
		report based on such evaluation; and
	     d) discolsed in this report any change in the registrant's internal
		control over financial reporting that ocurred during the registrant's
		most recent fiscal quarter (the registrant's fourth fiscal quarter
		in the case of an annual report) that has materially affected, or
		is reasonably likely to materially affect, the registrant's internal
		control over financial reporting;and

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

	                  SECTION 1350 CERTIFICATIONS

Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the Company) certifies to his knowledge that:

	(1)	The Annual Report on Form 10-K of the Company for the year ended
		September 30, 2009, fully complies with the requirements of
		Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-K fairly presents, in all
		material respects, the financial condition and results of operations
		of the company.

Marsha Baker
--------------------------
(Marsha Baker)
President

December 14, 2009