Form 10-Q
period 2010-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2010-05-10
CIK 205462

QUARTERLY REPORT FOR 03/10

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  March 31, 2010        Commission file number   0-7376



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

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 03/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 March 31, 2010



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Loss from operations for the six months ended March 31, 2010 decreased $2,375 as compared to the six month period ended March 31, 2009. This is due primarily to the loss from real estate sales in 2009 offset by reduced interest income in 2010.




                                    EX-99.2
                          OTHER INFORMATION FOR 03/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II: Other information

         There were no events during this quarter that would be reportable under the Items 1 through 3 of the Form 10-Q for Registrant.

	 Item 4(T). Controls and Procedures


	 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

	 As required by Rule 13a-15(b) under the Exchange Act, we have evaluated,
	 under the supervision and with the participation of our management,
	 including our principal executive officer and principal financial officer,
	 the effectiveness of the design and operation of our disclosure controls
	 and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
	 Exchange Act) as of the end of the period covered by this Annual Report
	 Form 10-K. These disclosure controls and procedures include controls
	 and procedures designed to ensure that information required to be
	 disclosed under the Exchange Act is accumulated and communicated to
	 our management on a timely basis to allow decisions regarding required
	 disclosure. Based upon our evaluation as of March 31, 2010, our
	 principal executive officer and principal financial officer concluded
	 that our disclosure controls and procedures were effective as of
	 March 31, 2010, to ensure that information is accumulated and
	 communicated to our management, including our principal executive
	 officer and principal financial officer, as appropriate, to allow
	 timely decisions regarding required disclosure and is recorded,
	 processed, summarized and reported within the time periods specified
	 in the rules and forms of the SEC.

	 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

	 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 307 and 308T of Regulation S-K.

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

	 Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of our Board of Directors. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

	 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

	 During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


	 There were no events during this quarter that would be reportable under the Items 5 through 8 of the Form 10-Q for Registrant.


         Item 9.  Exhibits and Reports on Form 8-K

         There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 03/10

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 03/10

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


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary



                                    EX-99.5
                          COMPUTATION OF EPS FOR 03/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
              For the Six Months Ended March 31, 2010 and 2009
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                     March 31,                March 31,
                                    2010        2009        2010        2009

Common Shares Outstanding:

  Beginning of Period        11,222,699  11,222,699    11,222,699    11,222,699

  End of Period              11,222,699  11,222,699    11,222,699    11,222,699

Average Number of Shares
  Outstanding for the Period 11,222,699  11,222,699    11,222,699    11,222,699


  Net Income (Loss)             ( 1,543)    (28,243)      (73,597)      (75,972)
Earnings (Loss) Per Common Share:

   Net Income                $     0.00  $     0.00    $     0.00    $     0.00

                                    EX-99.6
                            BALANCE SHEET FOR 03/10
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                           March 31, 2010 and 2009
                                  (Unaudited)

                                                        March 31,
                                                   2010              2009
Assets
Current Assets:
  Cash in Bank                              $    36,472       $    15,067
  Other Current Assets                                0                 0
    Total Current Assets                    $    36,472       $    15,067

Investments:
  Contracts Receivable-Real Estate                    0           244,688
  Real Estate on Hand                            34,000                 0
  Equipment                                           0               890
    Total Investments                       $    34,000       $   245,578

      Total Assets                          $    70,472       $   260,645
         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $         0       $     3,935
Deferred gain on sales                                0             4,009
Accounts Payable                                      0                 0
    Total Current Liabilities               $         0       $     7,944
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $         0       $     7,944

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,677,141)       (3,494,913)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $    70,472       $   252,701

    Total Liabilities and Stockholders'
      Equity                                $    70,472       $   260,645

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 03/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
             For the Six Months Ended March 31, 2010 and 2009
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the six months ended March 31, 2010 and 2009, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               2010      2009        2010        2009

Operating Income:
  Interest                  $ 1,488  $  6,757      $ 2,928    $13,274
  Other Income               28,367   (4,634)        1,384   ( 4,452)

    Total Operating Income  $29,855  $  2,123      $ 4,312   $ 8,822

Operating Expenses:
  Management Fees           $19,500  $ 19,500      $39,000    $39,000
  Legal and Audit               795     6,000       22,634     19,917
  Other Operating Expenses    8,017     4,866       16,275     25,877

    Total Operating Expenses$28,312  $ 30,366      $77,909    $84,794

Income(Loss)from Operations ( 1,543) $(28,243)    $(73,597)  $(75,972)
  Provision for Income Taxes      0         0             0          0

Net Income (Loss)           ( 1,543) $(28,243)    $(73,597)  $(75,972)

Earnings Per Common Share   $     0   $     0      $     0    $     0
Dividends per Common Share  $     0   $     0      $     0    $     0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 03/10
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Six Months Ended March 31, 2010 and 2009
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 2010              2009
Cash Flows from Operating Activities:
  Interest Received                         $   2,928         $  13,274
  Other Income Received                           376               757
  Legal, Audit and Management Fees Paid       (61,634)          (58,917)
  Cash Paid to Suppliers for
    Operating Expenses                        (16,275)          (25,878)
  Net Cash Provided (Used)
    by Operating Activities                 $ (74,605)         $(70,764)
Cash Flow from Financing Activities:
   Proceeds from loan receivable                    0                 0
   Purchase of Equipment                    $       0                 0
  Net Cash Provided (Used)
    by Financing Activities                 $       0                 0

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                               $  95,265          $ 64,574
  Purchase of Real Estate Contracts                 0                 0
  Buyers Escrow Received (Paid Out)            (3,316)           (1,360)
  Purchase of real estate                           0                 0
   Net Cash Provided (Used)
      by Investing Activities               $  91,949        $   63,214

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  17,344       $   (7,550)
Cash & Cash Equivalents at
  Beginning of Period                       $  19,128        $   22,614

Cash and Cash Equivalents at End of Period  $  36,472         $  15,064

                                     EX-27
                            ART. 5 FDS FOR 03/31/10
PERIOD-TYPE                       6-MOS
FISCAL-YEAR-END                               SEP-30-2009
PERIOD-END                                    MAR-31-2010
CASH                                               36,472
SECURITIES                                              0
RECEIVABLES                                             0
ALLOWANCES                                              0
INVENTORY                                          34,000
CURRENT-ASSETS                                          0
REAL ESTATE                                             0
PP&E                                               19,252
DEPRECIATION                                       19,252
TOTAL-ASSETS                                       70,472
CURRENT-LIABILITIES                                     0
LONG-LIABILITIES                                        0
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                         70,472
SALES                                                   0
TOTAL-REVENUES                                      4,312
CGS                                                     0
TOTAL-COSTS                                        77,909
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     (73,597)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        (73,597)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0




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


Marsha Baker
----------------------
(Marsha Baker)
President

May 10, 2010








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1) 	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended March 31, 2010, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Marsha Baker
---------------------
(Marsha Baker)
President

May 10, 2010