Form 10-Q/A
period 2010-03-31
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2010-05-21
CIK 205462

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

	 Item 4(T). Controls and Procedures


	 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

	 As required by Rule 13a-15(b) under the Exchange Act, we have evaluated,
	 under the supervision and with the participation of our management,
	 including our principal executive officer and principal financial officer,
	 the effectiveness of the design and operation of our disclosure controls
	 and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
	 Exchange Act) as of the end of the period covered by this Report
	 Form 10-Q. These disclosure controls and procedures include controls
	 and procedures designed to ensure that information required to be
	 disclosed under the Exchange Act is accumulated and communicated to
	 our management on a timely basis to allow decisions regarding required
	 disclosure. Based upon our evaluation as of March 31, 2010, our
	 principal executive officer and principal financial officer concluded
	 that our disclosure controls and procedures were effective as of
	 March 31, 2010, to ensure that information is accumulated and
	 communicated to our management, including our principal executive
	 officer and principal financial officer, as appropriate, to allow
	 timely decisions regarding required disclosure and is recorded,
	 processed, summarized and reported within the time periods specified
	 in the rules and forms of the SEC.

	 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

	 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 308T of Regulation S-K.

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




                                 EXHIBIT 31(a)

                 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marsha Baker, certify that:

	(1) I have reviewed this quarterly report on Form 10Q/A of Hynes and Howes Insurance Counselores, Inc., and;
  	(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circum-stances under which such statements were made, not misleading with respect to the period covered by this report;
	(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
	(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
    	     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    	     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    	     (d) disclosed in this report any change in the registrant's internal control over financial reporting that ocurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
	(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):
    	     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   	     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Marsha Baker
----------------------
(Marsha Baker)
President

May 17, 2010








                                     exhibit32
                                    EXHIBIT (32)

                           SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance
Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1) 	The Quarterly Report on Form 10-Q/A of the Company for the quarterly
		period ended March 31, 2010, fully complies with the requirements
		of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-Q/A fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Marsha Baker
---------------------
(Marsha Baker)
President

May 17, 2010