Form 10-K/A
period 2009-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2010-07-26
CIK 205462

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



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          Independent Auditor's Report

To The Board of Directors
Hynes & Howes Insurance Counselors
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2009 and 2008, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hynes & Howes Insurance Counselors, Inc. for the year ended September 30, 2007 were audited by other auditors whose report dated November 26, 2007, expressed an unqualified opinion on these statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net retained deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made.

Net operating loss carryovers will expire as follows:

         September 30, 2010                           6,515
         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
         September 30, 2025			     44,667
         September 30, 2026                          54,095
	 September 30, 2027			    120,074
	 September 30, 2028			    150,959
	 September 30, 2029                         184,604
	                                           ________
         Total Deferred Taxable Income             $633,144
		Less-valuation allowance           (633,144)
                                                   ________
                 Net Deferred Income Tax           $      0

Note 11- Contingent Liability

	To maintain operations in Fiscal Year Ending September 30, 2009 it has been
	necessary for the Company to dispose of assets to generate cash. The Company
	sold three contracts to Walnut Management (a related company due to common
	control.) These sales generated $95,347 in cash for the Company. The sales
	price was equal to what the contracts were carried on the books of the
	Company as adjusted to the fair market value.

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