Form 10-Q
period 2010-06-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2010-07-26
CIK 205462

QUARTERLY REPORT FOR 06/10

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




    FOR QUARTER ENDED  June 30, 2010        Commission file number   0-7376



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

                                                           11,222,699

                                    EX-99.1
                    NOTES TO FINANCIAL STATEMENTS FOR 06/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         Notes to Financial Statements
                                 June 30, 2010



Note 1.   Filing of Forms 8-K

          A form 8-K was not required to be filed for the quarter reporting any unusual charges or credits to the income or change in auditors.

Note 2.   Management's Analysis of Income From Operations

          Loss from operations for the nine months ended June 30, 2010 increased $25,395 as compared to the nine month period ended June 30, 2009 due primarily to a decrease in income.

Note 3.	  Management feels that a cessation of operations is iminent due
	  to operating results having drained the assets of the corporation.




                                    EX-99.2
                          OTHER INFORMATION FOR 06/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.


Part II:  Other information

	 There were no events during this quarter that would be reportable under the Items 1 through 3 of the Form 10-Q for Registrant.

	 Item 4(T). Controls and Procedures


	 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

	 As required by Rule 13a-15(b) under the Exchange Act, we have evaluated,
	 under the supervision and with the participation of our management,
	 including our principal executive officer and principal financial officer,
	 the effectiveness of the design and operation of our disclosure controls
	 and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
	 Exchange Act) as of the end of the period covered by this Report
	 Form 10-Q. These disclosure controls and procedures include controls
	 and procedures designed to ensure that information required to be
	 disclosed under the Exchange Act is accumulated and communicated to
	 our management on a timely basis to allow decisions regarding required
	 disclosure. Based upon our evaluation as of June 30, 2010, our
	 principal executive officer and principal financial officer concluded
	 that our disclosure controls and procedures were effective as of
	 June 30, 2010, to ensure that information is accumulated and
	 communicated to our management, including our principal executive
	 officer and principal financial officer, as appropriate, to allow
	 timely decisions regarding required disclosure and is recorded,
	 processed, summarized and reported within the time periods specified
	 in the rules and forms of the SEC.

	 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

	 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 308T of Regulation S-K.

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

	 Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of our Board of Directors. This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

	 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

	 During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


	 There were no events during this quarter that would be reportable under the Items 5 through 8 of the Form 10-Q for Registrant.

         Item 9.  Exhibits and Reports on Form 8-K

         There were no 8-K's filed during the quarter for which this report is filed.


                                    EX-99.3
                            REGULATION S-X FOR 06/10

                      Regulation S-X, Section 10-01 (b) (8)


     This interim financial statement reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The corporation has no bonus or profit sharing arrangements to be settled at year-end.

                                    EX-99.4
                              SIGNATURES FOR 06/10

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


 Dated___________________              By:_____________________________________
                                          Monica Wilcher, Secretary


                                    EX-99.5
                          COMPUTATION OF EPS FOR 06/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                 Computation of Earnings (Loss) Per Common Share
       For the Three Months and Nine Months Ended June 30, 2010 and 2009
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                    2010        2009          2010        2009

Common Shares Outstanding:

  Beginning of Period         11,222,699  11,222,699    11,222,699  11,222,699

  End of Period               11,222,699  11,222,699    11,222,699  11,222,699

Average Number of Shares
  Outstanding for the Period  11,222,699  11,222,699    11,222,699  11,222,699

  Net Income (Loss)           $ ( 55,091) $ ( 31,139)    $(128,688) $ (107,111)

Earnings (Loss) Per Common Share:

   Net Income                 $     0.00  $     0.00    $    (0.00) $    (0.00)

                                    EX-99.6
                            BALANCE SHEET FOR 06/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                 Balance Sheet
                             June 30, 2010 and 2009
                                  (Unaudited)

                                                           June 30,
                                                   2010              2009
Assets
Current Assets:
  Cash in Bank                              $    15,381       $    29,101
  Other Current Assets                                0                 0
    Total Current Assets                    $    15,381       $    29,101

Investments:
  Contracts Receivable-Real Estate                    0           200,733
  Equipment                                           0               642
    Total Investments                       $         0       $   201,375

      Total Assets                          $    15,381       $   230,476

         Liabilities and Stockholders' Equity

Current Liabilities:
Buyers Escrow                               $         0       $     5,642
Accounts Payable                                      0             3,273
    Total Current Liabilities               $         0       $     8,915
Long Term Liabilities:
    Total Long Term Liabilities             $         0       $         0
      Total Liabilities                     $         0       $     8,915

Stockholders' Equity:
  Capital Stock, no par value, 100,000,000 shares
    authorized, 11,260,675 shares issued    $ 3,780,765       $ 3,780,765
  Paid in Capital                                   100               100
  Retained Earnings (Deficit)                (3,732,232)       (3,526,052)
  Treasury Stock, at cost                       (33,252)          (33,252)

    Total Stockholders' Equity              $    15,381       $   221,561

    Total Liabilities and Stockholders'
      Equity                                $    15,381       $   230,476

                                    EX-99.7
                       STATEMENT OF OPERATIONS FOR 06/10

                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Operations
       For the Three Months and Nine Months Ended June 30, 2010 and 2009
                                  (Unaudited)


The following Statements of Operations of Hynes & Howes Insurance Counselors, Inc. for the three months and nine months ended June 30, 2010 and 2009, reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                             Three Months Ended         Nine Months Ended
                                  June 30,                   June 30,
                               2010      2009             2010      2009

Operating Income:
  Interest                 $      0   $ 4,716        $   2,928  $  17,990
  Other Income              (27,473)  ( 7,253)         (26,089)  ( 11,705)

    Total Operating Income $(27,473)  $(2,537)       $ (23,161) $   6,285

Operating Expenses:
  Management Fees            19,500    19,500           58,500     58,500
  Legal and Audit               953     1,170           25,387     21,124
  Other Operating Expenses    7,168     7,932           21,640     33,772

    Total Operating Expenses$27,618   $28,602        $(105,527) $ 113,396

Income(Loss)from Operations (55,091)  (31,139)        (128,688)  (107,111)
  Provision for Income Taxes$     0   $     0        $       0  $      0

Net Income (Loss)          $(55,091) $(31,139)       $(128,688) $(107,111)

Earnings Per Common Share  $      0   $     0        $       0  $      0

Dividends per Common Share $      0   $     0        $       0  $      0

                                    EX-99.8
                        STATEMENT OF CASH FLOW FOR 06/10
                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             Statement of Cash Flow
                For the Nine Months Ended June 30, 2010 and 2009
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 2010              2009
Cash Flows from Operating Activities:
  Interest Received                         $   2,928         $  17,990
  Other Income Received                           377             1,339
  Legal, Audit and Management Fees Paid       (83,887)          (79,624)
  Cash Paid to Suppliers for
    Operating Expenses                        (21,640)          (33,772)

  Net Cash Provided (Used)
    by Operating Activities                 $(102,222)        $( 94,067)

Cash Flow from Investing Activities:
  Principal Collected on Real Estate
    Contracts                                  84,621           111,134
  Purchase and Sale of Real Estate (net)        6,527                 0
  Buyers Escrow Received (Paid)               ( 3,316)          (10,580)

    Net Cash Provided (Used)
      by Investing Activities               $  87,832          $100,554

Cash Flow from Financing Activities:
  Purchase of Equipment                     $       0         $       0

    Net Cash Provided (Used)
      by Financing Activities               $       0         $       0

Net Increase (Decrease) in Cash
  and Cash Equivalents                      $ (14,390)        $   6,487
Cash & Cash Equivalents at
  Beginning of Period                       $  19,991         $  22,614

Cash and Cash Equivalents at End of Period  $  15,381         $  29,101

                                     EX-27
                            ART. 5 FDS FOR 06/30/10

PERIOD-TYPE                       9-MOS
FISCAL-YEAR-END                               SEP-30-2010
PERIOD-END                                    JUN-30-2010
CASH                                               15,381
SECURITIES                                              0
RECEIVABLES                                             0
ALLOWANCES                                              0
REAL ESTATE					        0
CURRENT-ASSETS                                          0
PP&E                                               19,252
DEPRECIATION                                       19,252
TOTAL-ASSETS                                       15,381
CURRENT-LIABILITIES                                     0
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                          3,780,765
OTHER-SE                                              100
TOTAL-LIABILITY-AND-EQUITY                         15,381
SALES                                                   0
TOTAL-REVENUES                                    (23,161)
CGS                                                     0
TOTAL-COSTS                                      (105,527)
OTHER-EXPENSES                                          0
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                    (128,688)
INCOME-TAX                                              0
INCOME-CONTINUING                                       0
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                       (128,688)
EPS-PRIMARY                                             0
EPS-DILUTED                                             0



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

July 19, 2010




                                         EXHIBIT (32)

			        SECTION 1350 CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the "Company") certifies to his knowledge that:
	(1)	The Quarterly Report on Form 10-Q of the Company for the quarterly
		period ended June 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	(2)	The information contained in that Form 10-Q fairly presents, in all
		material respects, the financial condition and results of operations
		of the Company.

Marsha Baker
------------------
(Marsha Baker)

July 19, 2010