Form 10-K
period 2010-09-30
HYNES & HOWES INSURANCE COUNSELORS INC
filed 2010-12-07
CIK 205462

FORM 10-K FOR 9/30/10


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 2010       Commission file Number 0-7376

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



ITEM 2.                    MANAGEMENT DISCUSSION FOR 9/30/10


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF OPERATIONS

Liquidity

        Registrant receives no cash each month.

Capital Resources

        The principal assets of the registrant at September 30, 2010 have all been sold.

Ongoing Viability
	Management feels that, with the ongoing losses and the sale of its income producing assets to meet current obligations, there is substantial doubt in its ability to continue as a going concern.

Results of Operations

        The loss from operations for the year ended September 30, 2010 decreased $25,581 compared to the year ended September 30, 2009.

        Total loss of revenue decreased $17,416. This was primarily due to a reduced number of real estate contracts receivable.

        Operating expenses decreased $8,165. The decrease resulted from the following:

        The Company utilizes the employees of a related entity. For the fiscal year ended September 30, 2010, the Company paid the related entity $1,977 for it's prorata share of wages and payroll tax costs. For the year ended September 30, 2009, those payments were $14,938. The Company repairs and maintenance decreased by $1,157, management fees decreased by $13,000, accounting fees increased by $21,457 and other expenses decreased by $2504.


Item 3.  Properties

         The Registrant has its offices at 2920 Harrison Street, Davenport, Iowa. The Company rents approximately 700 square feet of space with furnishings at a monthly rate of $2,000 per month.

         Registrant feels this office space is of adequate size and capacity to handle the business of Registrant and its foreseeable future needs.


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

Item 5.  Legal Proceedings

None

Item 6.  Increases and Decreases in Outstanding Securities and Indebtedness

    (a) In the fiscal year, Registrant has not issued any new shares or otherwise created additional outstanding securities; neither has it reduced outstanding securities by purchase or acquisition of treasury shares. Therefore, there were 11,222,699 shares of Registrant's stock outstanding on September 30, 2010.

    (b)  None

    (c)  None

Item 7.  Changes in Securities and Changes in Security for Registered Securities

         None

Item 8.  Defaults upon Senior Securities

         None

Item 9.  Approximate Number of Equity Security Holders

         The approximate number of holders of each class of equity securities of Registrant, as of September 30, 2010, is indicated in the following table:


           (2)                                   (2)
     TITLE OF CLASS                 NUMBER OF RECORD HOLDERS

     Common Stock,                       Approximately 4,774
     no par value

Item 9A(T). CONTROLS AND PROCEDURES

	 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

	 As required by Rule 13a-15(b) under the Exchange Act, we have evaluated,
	 under the supervision and with the participation of our management,
	 including our principal executive officer and principal financial officer,
	 the effectiveness of the design and operation of our disclosure controls
	 and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
	 Exchange Act) as of the end of the period covered by this Annual Report
	 Form on 10-K. These disclosure controls and procedures include controls
	 and procedures designed to ensure that information required to be
	 disclosed under the Exchange Act is accumulated and communicated to
	 our management on a timely basis to allow decisions regarding required
	 disclosure. Based upon our evaluation as of September 30, 2010, our
	 principal executive officer and principal financial officer concluded
	 that our disclosure controls and procedures were effective as of
	 September 30, 2010, to ensure that information is accumulated and
	 communicated to our management, including our principal executive
	 officer and principal financial officer, as appropriate, to allow
	 timely decisions regarding required disclosure and is recorded,
	 processed, summarized and reported within the time periods specified
	 in the rules and forms of the SEC.

	 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

	 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 308T of Regulation S-K.

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

	 Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of our Board of Directors. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

	During the fourth quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 10. Submission of Matters to a Vote of Security Holders


	 On March 2008 Harold Luebken's resignation was accepted.
	 Marsha Baker was appointed as President.

	 On September 28, 2007 the resignation of Joe Coon as
	 President was approved. The appointment of Harold
	 Luebken as President was approved.

	 On December 14, 2006 approval was given for Joe Coon to be President and Monica Wilcher to be Secretary.

	 On June 23, 2006 Joyce Whitt resigned as President and from the Board of Directors.

	 On July 26, 2004 Sharon Miller resigned as President and from the Board of Directors. Joyce Whitt was made a member of the Board of Directors. Joyce Whitt was elected as President.

	 On June 26, 2003 Jennifer Burkhart and Sharon Miller were made members of the Board of Directors. Cindy Kepford and Kendra Jeffries resigned as officers. Jennifer Burkhart was elected as Secretary.

	 On July 10, 2002 Sharon Miller was elected as President.

	 On December 17, 2001 Paul Coe was elected as President.

	 On April 27, 2000 Jan Forrest resigned as President and as a member of the Board of Directors. Cindy Kepford was elected President and made a member of the Board of Directors.

	 On February 7, 2000 all previous resignations of the Board of Directors were accepted. Jan Forrest was elected President and Kendra Jeffries was elected Secretary. They both also serve as Directors of the Corporation.

	 On February 17, 1994, Renee Parrish was elected a member of the Board of Directors and to the office of Secretary.

	 On February 3, 1986, Harold L. Luebken was elected a member of the Board of Directors and to the office of President. Dan B. Davis resigned as a director.

         On July 12, 1983, Dan B. Davis was elected to the Board of Directors.


Item 11.  Executive Officers of the Registrant

     (a) The following table indicates, as of September 30, 2010, the names and ages of the executive officers of Registrant. Their term of office with Registrant held by such person:

                        Position and
                        Office with     Held Office     Term of
Name            Age     Registrant      Since           Office

Marsha Baker    43       President     March 2008      Next Annual
                                                       Shareholders'
                                                       Meeting

Monica Wilcher  41       Secretary     November 2006   Next Annual
                                                       Shareholders'
                                                       Meeting

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

          2. Monica Wilcher has been an accountant and real estate property manager for the past nine (9) years.

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


                                       HYNES & HOWES INSURANCE COUNSELORS, INC.



 Dated                                 By:
 December 1, 2010                          Marsha Baker, President



                                       This corporation has no treasurer.



 Dated                                 By:
 December 1, 2010                          Monica Wilcher, Secretary


HYNES & HOWES INSURANCE COUNSELORS, INC.
Statistical Data for Form 10K
September 30, 2010



                                               September 30,
                             2010       2009	   2008       2007       2006
1.  Net Operating
     Revenues         $ (23,160)  $ (40,576)  $  13,027  $  30,098  $  71,624

2.  Income (Loss) from
     Operations        $(159,023)  $(184,604)  $(150,959) $(120,074) $ (26,508)

   Per Share Earnings
    (Loss)            $    (.01)      ( .02)  $   ( .00) $    (.01) $    (.00)

3. Working Capital    $ (14,954)       (965)  $  17,586  $  32,927  $  12,672

4. Total Assets      $     101     147,385   $ 336,114  $ 493,684  $ 611,039

5. Long Term Obligations
    Mortgage Payable  $     .00    $    .00   $    .00   $    .00   $     .00


6. Cash Dividends per
     Common Share       $     .00   $     .00   $    .00   $    .00  $      .00



Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa


                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Hynes & Howes Insurance Counselors, Inc.
Davenport, Iowa

We have audited the balance sheet of Hynes & Howes Insurance Counselors (an Iowa corporation) as of September 30, 2010 and September 30, 2009, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended and the year ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hynes & Howes Insurance Counselors, Inc. as of September 30, 2010 and
September 30, 2009, and the results of its operations and its cash flows for the years then ended and the year ended September 30, 2008 in conformity with generally accepted accounting principles.

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

Huckfeldt & Smith, PLC
Certified Public Accountants
Bettendorf, Iowa
November 7, 2010


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                                  Balance Sheets
                           Years Ended September 30, 2010 and 2009


						  Years Ended
                                                  September 30,
                                      2010             2009
                            ASSETS

Current Assets:
 Cash in Bank                     $    101         $    991
 Other Current Assets             $      0         $  1,360

      Total Current Assets        $    101         $  2,351

Other Assets:

 Real Estate on Hand              $      0         $ 34,000
 Long Term Contracts Receivable   $      0         $110,640
 Equipment - Net of Accumulated	  $      0         $    394
                    Depreciation

       Total Assets               $    101         $147,385

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Buyers Escrow                  $      0         $ 1,933
   Deferred Gross Profit          $      0         $ 1,383
   Loan Payable                   $ 15,055         $     0

      Total Current Liabilities   $ 15,055         $ 3,316
Long Term Liabilities:

Stockholders' Equity:
   Common Stock, No Par Value, 100,000,000
     Authorized, 11,260,675 Issued,
     11,222,699 Outstanding       $3,780,765    $3,780,765
   Paid in Capital                       100           100
   Treasury Stock, at Cost           (33,252)      (33,252)
   Retained Earnings (Deficit)    (3,762,567)   (3,603,544)


   Total Stockholders' Equity     $(  14,954)   $  144,069

   Total Liabilities &            $      101    $  147,385
      Stockholders'Equity

See Accompanying Notes.




                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             STATEMENTS OF INCOME
                   Years Ended September 30, 2010, 2009, and 2008



                                            Years Ended
					    September 30,
                                       2010           2009		2008
REVENUES:
   Loss on Sale of Real Estate	  $ (26,465)      $  (12,756)      $  (17,576)
   Interest Income                    2,928           21,448           27,845
   Unrealized Loss in Fair Market
     Value of Assets Held                 0          (53,555)               0
   Other Income                         377            4,287            2,758

      Total Revenue                 (23,160)         (40,576)          13,027

EXPENSES:
   Management Fees                $  65,000       $   78,000      $    78,000
   Legal Fees                           109              838            1,104
   Payroll Expenses                   1,977           14,938           22,389
   Accounting Fees                   43,274           21,817           14,075
   Real Estate Taxes                    335              335            2,213
   Repairs and Maintenance            1,246            2,403           17,015
   Rent                              22,000           24,000           24,000
   Office Expenses                      147              158               46
   Utilities                          1,381              300            2,862
   Advertising                            0                0              300
   Depreciation                         394            1,239            1,982

      Total Expenses              $ 135,863       $ 144,028       $  163,986

Loss Before Income Taxes           (159,023)       (184,604)        (150,959)

Income Taxes                              0               0                0

      Net Loss                    $(159,023)      $(184,604)      $ (150,959)

Loss Per Share                    $(0.014170)     $(0.016449)     $(0.013451)


See Accompanying Notes.



                       HYNES & HOWES INSURANCE COUNSELORS, INC.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended September 30, 2010, 2009, and 2008


                                              Years Ended
					      September 30,
                                          2010              2009	         2008

RETAINED EARNINGS:

Balance-Beginning of Year (deficit)    $(3,603,544)   $(3,418,940)  $(3,267,981)
Income (Loss) for the Year          ( 159,023)       ( 184,604)       ( 150,959)

Balance-End of Year (deficit)   $(3,762,567)      $(3,603,544)     $ (3,418,940)


PAID-IN CAPITAL:
Balance at Beginning           $       100       $       100      $       100
  & End of Year

COMMON STOCK:
Balance at Beginning           $ 3,780,765       $ 3,780,765      $ 3,780,765
  & End of Year

TREASURY STOCK:
Balance at Beginning               (  33,252)       (  33,252)      (  33,252)
  & End of Year

Total Stockholders' Equity      $(   14,954)      $   144,069      $   328,673
  (deficit)

See Accompanying Notes.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                             STATEMENTS OF CASH FLOW
                 Years Ended September 30, 2010, 2009, and 2008


                                            Years Ended
		September 30,
                                         2010              2009	            2008
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received From Customers for   $     377          $   1,919       $   2,758
     Other Income
  Payments Made to Suppliers     (135,469)          (140,421)       (162,004)
  Interest Received                  2,928             21,448          27,845

    Net Cash Used by
      Operating Activities       (132,614)          (117,054)       (131,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal Collected on
   Real Estate Contracts      109,247              95,794         120,362
   Buyers Escrow Collected/(Paid)-Net      445           (363)       (1,126)
   Real Estate Sold                6,527                   0               0
   Payments Made to Improve Real
     Estate On Hand                      0                   0          (9,580)

      Net Cash Provided by
      Investing Activities        116,219              95,431         109,656

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan Proceeds-Net of Repayments      15,055             0           0


Net Decrease in Cash and
      Cash Equivalents               (890)          (21,623)      (21,745)
Cash and Cash Equivalents-Beginning
   of Year                             991              22,614          44,359
Cash and Cash Equivalents-End of Year $101       $     991        $ 22,614

RECONCILIATION OF NET INCOME TO CASH PROVIDED
  BY OPERATING ACTIVITIES:
   Net Loss               	      (159,023)           (184,604)       (150,959)
   Add: Non Cash Trasnactions-
     Depreciation                     394               1,239           1,982
   Unrealized Loss in Fair Market Value
     of Assets Held                       0              53,555               0
   Gross Loss on Real Estate Contracts  26,465            12,756        17,576

   Net Cash Used by Operating
     				     $(132,164)          $(117,054)      $(131,401)


See Accompanying Notes.


                      HYNES & HOWES INSURANCE COUNSELORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2010 and 2009



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

	 Accounting Policies: The books and records of the Company are maintained on the accrual basis of accounting. Investments in contracts receivable are stated at the collectible balance. The method of income recognition on installment contracts is the installment method when the downpayment by the purchaser is less than 5%. Earnings per share are computed on the basis of weighted average number of common shares outstanding. Cash and cash equivalents are considered to be any investment with an original maturity of three months or less. The Company did not pay any taxes during 2010 or 2009.

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


Note 2 - Related Party Transactions

         The Company has entered into a management consultant agreement with Oak Helm Partners. The Company pays a monthly retainer fee of $6,500 Oak Helm Partners is an affiliated company due to common ownership and control. This contract expired September 30, 2010.

         The Company occupies office space in a building located at 2920 Harrison Street, Davenport, Iowa, owned by OHP 5, LLC. The
         Company rents approximately 700 square feet of space with furnishings at a monthly rate of $2,000 under a five year lease effective
	 October 1, 2007. OHP 5, LLC is an affiliated entity due to common ownership and control.


			HYNES & HOWES INSURANCE COUNSELORS, INC.
                              Notes to Financial Statements
                        Years Ended September 30, 2010 and 2009


         The following is a schedule of rent commitments for the next two years.

              Year Ending:
                   September 30, 2011		 24,000
		   September 30, 2012		 24,000

        The Company utilizes the employees of OHP 5, LLC. The company pays OHP 5, LLC for it's prorated share of wages and payroll taxes. OHP 5, LLC is an affiliated entity due to common ownership and control.


Note 3 - Other Current Assets
                                         2010       2009

        Real Estate Contracts Receivable
         Current Portion (Note 4)       $   0    $  1,360


Note 4 - Real Estate Contracts Receivable

                                         2010       2009

         Contracts receivable        $      0    $156,476
         Less-Decline in Fair
           Market Value                     0     (44,476)
         Less-Current Portion (Note 3)      0     ( 1,360)
         Long-Term Portion           $      0    $110,640

        At September 30, 2010 and 2009 there were 0 and 3 contracts respectively. The monthly payment of principal and interest was $0 at September 30, 2010 and $1,303 at September 30, 2009. Interest rates on these contracts vary from 9.0% to 11%.

        Management is of the opinion that an allowance for uncollectibility is not necessary due to the collateral value of the properties.


                    HYNES & HOWES INSURANCE COUNSELORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2010 and 2009



Note 5 - Equipment

                                  	  2010           2009

         Office equipment        	$19,252        $19,252
         Accumulated depreciation	(19,252)       (18,858)
         Book value                   	      0            394

         Depreciation is recorded using straight-line rates over 5 to 7 year lives. Depreciation expense for the year ended September 30, 2010 and 2009 was $1,239and $1,982.

Note 6 - Common Stock

         The Company is authorized to issue 100,000,000 shares of no par value common stock. Shares issued at September 30, 2010 and 2009 were 11,260,675. The Company has purchased 37,976 shares of treasury stock, leaving 11,222,699 shares issued and outstanding.

         			     2010	     2009
  Earnings (Loss) Per Share
     Net Income (Loss)            $  (159,023)   $  (184,604)
     Average Number of Shares
           Outstanding             11,222,699     11,222,699

     Earnings (Loss) Per Share    $ (0.014170    $ (0.016449)



Note 7 - Stock Held in Escrow

         At September 30, 2010 and 2009 there were 3,546,000 shares of
         Company's common stock held in trust. Those shares were owned by the Frank B. Howes Trust and by directors or former directors of the Company. The Trust agreement was required by the Commissioner of Insurance of the State of Iowa in order to gain approval of the Company's stock issue of April, 1971. Under terms of this agreement these shares were to be released after a period of five years or when the Company attains certain profitability goals for three consecutive years and upon written approval from the Commissioner of Insurance of the State of Iowa. It is also required that should the Company dissolve during this period that the pro-rated distribution of assets to stockholders would be done on a basis which would pay these shareholders less per share than would be distributable to the shareholders of the new issue. The Company's earnings to date have not been sufficient to qualify for the release of these shares held in escrow. The condition requiring that these shares be held in escrow for five years has been fulfilled, however, the Commissioner of Insurance of the State of Iowa has not granted the written approval for the release of these shares at this time. The shares will continue to be held in escrow until the Commisioner grants written approval for their release.


			HYNES & HOWES INSURANCE COUNSELORS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2010 and 2009

Note 8 - Contingent Liability for Rescission of Common Stock Sales

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

Note 10- Provision for Income Taxes

         Due to loss carryforwards from previous years, a provision for income taxes has not been made. Net operating loss carryovers will expire as follows:

         September 30, 2017                           4,385
         September 30, 2022                           6,032
         September 30, 2023                          38,528
         September 30, 2024                          23,285
         September 30, 2025			     44,667
         September 30, 2026                          54,095
	 September 30, 2027			    120,074
	 September 30, 2028			    150,959
	 September 30, 2029                         130,801
	 September 30, 2030			    212,579
	                                           ________
            Total Deferred Taxable Income          $785,405
	    Less-Valuation allowance               (785,405)
                                                   ________
              Net Deferred Income Tax              $      0

		     HYNES & HOWES INSURANCE COUNSELORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2010 and 2009


Note 11- Contingent Liability

	To maintain operations in Fiscal Year Ending September 30, 2010 it has been
	necessary for the Company to dispose of assets to generate cash. The Company
	sold three contracts to Walnut Management (a related company due to common
	control.) These sales generated $109,246 in cash for the Company. The sales
	price was equal to what the contracts were carried on the books of the
	Company as adjusted to the fair market value.

Note 12- Going Concern Uncertainty

	As Noted in Note 10, the Company has suffered recurring losses from operations over the past several years. These losses have produced a retained deficit of $3,762,567 and have contributed to rapidly declining capital. The Company has had to sell producing assets over the past year to generate capital to continue operations as noted in Note 11. Management has sold all of its producing assets which severely limits its ability to generate revenue into the future.


                              EX-99.23
                        ART. 5 FDS FOR 9/30/10
PERIOD-TYPE                                         12-MOS
FISCAL-YEAR-END                                SEP-30-2010
PERIOD-END                                     SEP-30-2010
CASH				                       101
SECURITIES				                 0
RECEIVABLES				                 0
ALLOWANCES                                               0
INVENTORY                                                0
CURRENT-ASSETS                                         101
REAL ESTATE ON HAND				         0
PP&E                                                19,252
DEPRECIATION                                        19,252
TOTAL-ASSETS                                           101
CURRENT-LIABILITIES                                 15,055
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                0
COMMON                                           3,780,765
OTHER-SE                                               100
TOTAL-LIABILITY-AND-EQUITY                             101
SALES                                                    0
TOTAL-REVENUES                                     (23,160)
CGS                                                      0
TOTAL-COSTS                                        135,863
OTHER-EXPENSES                                           0
LOSS-PROVISION                                           0
INTEREST-EXPENSE                                         0
INCOME-PRETAX                                     (159,023)
INCOME-TAX                                               0
INCOME-CONTINUING                                        0
DISCONTINUED                                             0
EXTRAORDINARY                                            0
CHANGES                                                  0
NET-INCOME                                        (159,023)
EPS-PRIMARY                                              0
EPS-DILUTED                                              0




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

December 1, 2010





                                    exhibit32
                                   EXHIBIT (32)

	                  SECTION 1350 CERTIFICATIONS

Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hynes & Howes Insurance Counselors, Inc. (the Company) certifies to his knowledge that:

	(1)	The Annual Report on Form 10-K of the Company for the year ended
		September 30, 2010, fully complies with the requirements of
		Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in that Form 10-K fairly presents, in all
		material respects, the financial condition and results of operations
		of the company.

Marsha Baker
--------------------------
(Marsha Baker)
President

December 1, 2010